Form 10-Q
period 2022-03-31
Seaport Global Acquisition II Corp.
filed 2022-05-16
CIK 1869824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 13, 2022, 3,593,750 shares of Class B common stock, par value $0.0001 per share, and 14,375,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

SEAPORT GLOBAL ACQUISITION II CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current Assets
Cash	$725,336	$954,598
Prepaid Expenses	593,560	574,037
Total current assets	1,318,896	1,528,635
Prepaid Expenses	—	61,297
Cash and securities held in Trust Account	145,991,471	145,913,226
Total Assets	$147,310,367	$147,503,158

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$168,023	$5,303
Franchise tax payable	48,817	25,561
Total current liabilities	216,840	30,864
Deferred underwriting fee payable	5,031,250	5,031,250
Warrant liability	4,866,362	7,428,979
Total liabilities	10,114,452	12,491,093

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 14,375,000 shares issued and outstanding at redemption value (at $10.15 per share)	145,906,254	145,906,254

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 stock authorized; 3,593,750 shares issued and outstanding	359	359
Additional paid-in capital	—	—
Accumulated deficit	(8,710,698)	(10,894,548)
Total stockholders’ deficit	(8,710,339)	(10,894,189)
Total Liabilities and Stockholders’ Deficit	$147,310,367	$147,503,158

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENTS OF OPERATION

(unaudited)

For the Three Months
Ended
March 31, 2022
General and administrative expense	$408,195
Franchise tax expense	48,817
Loss from operations	(457,012)

Other income:
Gain on marketable securities held in Trust Account	78,245
Change in fair value of warrant liability	2,562,617
Total other income	2,640,862

Net Income	$2,183,850

Class A allocation of net income as adjusted	$1,747,080
Class A weighted average shares outstanding, basic and diluted	14,375,000
Basic and diluted net income per share	$0.12

Class B allocation of net income as adjusted	$436,770
Class B weighted average shares outstanding, basic and diluted	3,593,750
Basic and diluted net income per non-redeemable common share	$0.12

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A
	common stock		Class B		Additional
	(subject to possible redemption)		common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance December 31, 2021	14,375,000	$145,906,254	3,593,750	$359	—	$(10,894,548)	$(10,894,189)
Net income for the period	—	—	—	—	—	2,183,850	2,183,850
Balance March 31, 2022 (unaudited)	14,375,000	$145,906,254	3,593,750	$359	$—	$(8,710,698)	$(8,710,339)

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENT OF CASH FLOW

(unaudited)

For the
Three
Months Ended
March 31, 2022
Cash flows from operating activities:
Net income	$2,183,850
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(78,245)
Change in fair value of warrant liability	(2,562,617)
Changes in operating assets and liabilities:
Prepaid expenses	41,774
Accounts payable and accrued expenses	162,720
Franchise tax payable	23,256
Net cash used in operating activities	(229,262)

Net change in cash	(229,262)
Cash, beginning of period	954,598
Cash, end of the period	$725,336

The accompanying notes are an integral part of these condensed financial statements.

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period June 21, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

During 2021, IPO transaction costs amounted to $8,553,410, consisting of $2,875,000 for the underwriting discount, $5,031,250 of deferred underwriting compensation fees, and $647,160 of other offering costs. Offering costs amounted to $8,553,410, of which $8,174,948 were charged to temporary equity upon the completion of the Initial Public Offering and $378,462 were expensed to the statement of operations as of December 31, 2021. There was no such cost for the three months ended during March 31, 2022 although the Company continues to incur a non current liability in the amount of $5,031,250 for deferred underwriting fees.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash outside the Trust Account of $725,336 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2022 and December 31, 2021, none of the amount in the Trust Account were available to be withdrawn as described above.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. In addition, our search for a target company may be impacted by the current hostilities between Russia and Ukraine, inflationary effects, and other similar events and the status of debt and equity markets. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company had $725,336 of cash as of March 31, 2022 and $954,598 of cash on December 31, 2021.

Cash and Securities held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During three months ending March 31, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as a trading security in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Per ASC 320-10-25 Trading securities are bought and held principally for the purpose of selling them in the near term and therefore held for only a short period of time. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price. However, at acquisition the Company is not precluded from classifying as trading a security it plans to hold for a longer period.

Interest income is recognized when earned and included in the “interest income” line item in the statements of operations.

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

The Company recognizes changes in redemption value at the end of each reporting period and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On November 19, 2021, the Company recorded an accretion of $20,121,068.

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled for offering costs in the following table:

Gross proceeds of initial public offering	$139,711,628
Less:
Proceeds allocated to public warrants	(5,751,494)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,174,948)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	20,121,068
Class A ordinary shares subject to possible redemption	$145,906,254

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering.

In 2021, IPO Transaction costs amounted to $8,553,410, consisting of $2,875,000 for the underwriting discount, $5,031,250 of deferred underwriting compensation fees, and $647,160 of other offering costs. Offering costs amounted to $8,553,410, of which $8,174,948 were charged to temporary equity upon the completion of the Initial Public Offering and $378,462 were expensed to the statement of operations for the year ended December 31, 2021. There were no such cost for the three months ended March 31, 2022 although the Company continues to incur a non current liability in the amount of $5,031,250 for deferred underwriting fees..

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

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 7,531,250 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Below is a reconciliation of net income per common share:

For the
period
ended
March 31,
2022
Class A common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Net income	$2,183,850
Net income attributable to Class A common stock subject to possible redemption	1,747,080
Denominator: Weighted average redeemable Class A common stock
Weighted average shares outstanding, basic and diluted redeemable Class A common stock	14,375,000
Basic and diluted net income per share, redeemable Class A common share	$0.12

Non-Redeemable Class B Common Stock
Numerator: Net Income
Net income	$2,183,850
Non-Redeemable Net Income	$436,770
Denominator: Weighted average non-redeemable Class B common stock
Weighted average shares outstanding, basic and diluted non-redeemable Class B common stock	3,593,750
Basic and diluted net income per non-redeemable Class B common share	$0.12

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2019-12, effective January 1, 2022, did not have a material impact on the Company’s financial statements and related footnote disclosures.

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

Note 5 — Related Party Transactions

Founder Shares

In June 2021, the Company issued an aggregate of 3,593,750 shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. Subsequently, in August 2021, our Sponsor forfeited an aggregate of 718,750 shares for no consideration, thereby resulting in 3,593,750 remaining Founder Shares, including an aggregate of up to 468,750 Founder Shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s election to fully exercise its over-allotment option, 468,750 Founder Shares are no longer subject to forfeiture.

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

Promissory Note and Advances — Related Party

On June 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of June 21, 2022 or the completion of the Initial Public Offering. The outstanding balance under the Note was repaid on November 19, 2021. At March 31, 2022 and December 31, 2021, there were no borrowings outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement, commencing on November 19, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company paid an aggregate of $30,000 for this Administrative Support Agreement.

Note 6 —Investment Held in Trust Account

As of March 31, 2022, the Company holds a Trust Account consisting of $624 in Cash and Sweep Funds and $145,990,847 in U.S. Treasury Securities. All of the U.S. Treasury Securities mature on May 26, 2022. The Company classifies its United States Treasury securities as trading securities in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 14,375,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,593,750 Class B common stock issued and outstanding.

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

Note 10 – Income Tax

The Company’s net deferred tax assets are as follows:

March 31,
2022
Deferred tax asset
Organizational costs/Startup expenses	$101,087
Federal Net Operating loss	14,155
Total deferred tax asset	115,242
Valuation allowance	(115,242)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

March 31,
2022
Federal
Current	$—
Deferred	(115,242)

State
Current	—
Deferred	—
Change in valuation allowance	115,242
Income tax provision	$—

As of March 31, 2022, the Company had $14,155 of U.S. federal net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2022, the change in the valuation allowance was $115,242.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2022 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in warrant liability	(24.6)%
Change in valuation allowance	3.6%
Income tax provision	—%

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March, 31, 2022 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,
	2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$624	$624	$—	$—
U.S. Treasury Securities held in Trust Account	145,990,847	145,990,847	—	—
	$145,991,471	$145,991,471	$—	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$22	$22	$—	$—
U.S. Treasury Securities held in Trust Account	145,913,204	145,913,204	—	—
	$145,913,226	$145,913,226	$—	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,		December 31,		November 19,
	Level	2022	Level	2021	Level	2021
Liabilities:
Warrant Liability - Public Warrants	1	$2,365,406	1	$3,608,125	3	$5,751,494
Warrants Liability - Private Placement Warrants	3	2,500,956	3	3,820,854	3	6,194,622
Total Warrant Liability		$4,866,362		$7,428,979		$11,946,116

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

Subsequent Measurements

The Warrants are measured at fair value on a recurring basis. The subsequent measurements of the Public Warrants as of March 31, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as of March 31, 2022 and December 31, 2021 are classified Level 3 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at the Subsequent Measurements:

Input	December 31, 2021	March 31, 2022
Risk-free interest rate	1.32%	2.41%
Expected term (years)	5.63	5.57
Expected volatility	9.3%	4.6%
Stock price	$9.88	$9.91

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be approximately $0.502 and $0.507 per warrant for aggregate values of approximately $3.6 million and $3.8 million, respectively.

As of March 31, 2022, the Public Warrants and Private Placement Warrants were determined to be approximately $0.329 and $0.332 per warrant for aggregate values of approximately $2.4 million and $2.5 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2021	$3,820,854	$3,608,125	$7,428,979
Change in valuation inputs or other assumptions	(1,319,898)	(1,242,719)	(2,562,617)
Fair value as of March 31, 2022	$2,500,956	$2,365,406	$4,866,362

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

Upon the closing of our initial public offering, an aggregate of $145.9 million of the net proceeds from our initial public offering and the private placement was deposited in a trust account established for the benefit of our public stockholders.

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

For the period from December 31, 2021 through March 31, 2022, we had net income of $2,183,850, which consisted of $78,245 in investment income and $2,562,617 change in fair value of the warrants, offset by $408,195 in general and administrative expenses and $48,817 in franchise tax obligations.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $725,336 in its operating bank accounts and working capital of approximately $1.1 million. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to our sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. We incurred approximately $30,000 for expenses in connection with such services for the three months ended March 31, 2022, which is reflected in the accompanying statement of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2019-12, effective January 1, 2022, did not have a material impact on the Company’s financial statements and related footnote disclosures.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on June 21, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-15 comprising a portion of this Quarterly Report on Form 10-Q.

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

Material Weakness

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three months ended March 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting.

Remedial Actions

In light of the identified material weakness, we have begun to enhance our processes, policies and procedures regarding financial period closure and financial statement preparation to ensure that they are sufficiently documented and formalized.  In connection therewith, we have further formalized our processes and increased communication among our personnel and third-party professionals with whom we consult.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 9B.    Other Information

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, except the following, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement and Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management will likewise be required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the financial statements included elsewhere in this Quarterly Report on Form 10-Q, management identified a material weakness in our policies and procedures regarding financial period closure and financial statement preparation, in that such policies and procedures were not sufficiently documented and formalized to ensure that financial information and financial statements could be prepared accurately, efficiently and timely in accordance with U.S. GAAP and the SEC’s reporting requirements.

In light of the identified material weakness, we have begun to enhance our processes, policies and procedures regarding financial period closure and financial statement preparation to ensure that they are sufficiently documented and formalized. In connection therewith, we have further formalized our processes and increased communication among our personnel and third-party professionals with whom we consult. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares or our ability to complete a business combination.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

SEAPORT GLOBAL ACQUISITION II CORP.
		By:	/s/ Steve Smith
			Name:	Steve Smith
			Title:	Chief Executive Officer (principal executive officer)
		By:	/s/ Jay Burnham
			Name:	Jay Burnham
			Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Dated	May 16, 2022