Form 10-Q
period 2022-09-30
Seaport Global Acquisition II Corp.
filed 2022-11-14
CIK 1869824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 14, 2022, 3,593,750 shares of Class B common stock, par value $0.0001 per share, and 14,375,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

SEAPORT GLOBAL ACQUISITION II CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets
Cash	$419,828	$954,598
Prepaid expenses	207,198	574,037
Total current assets	627,026	1,528,635
Prepaid expenses	—	61,297
Cash and securities held in Trust Account	146,763,435	145,913,226
Total Assets	$147,390,461	$147,503,158

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$688,032	$5,303
Franchise tax payable	132,909	25,561
Income taxes payable	138,068	—
Total current liabilities	959,009	30,864
Deferred underwriting fee payable	5,031,250	5,031,250
Warrant liability	2,335,838	7,428,979
Total liabilities	8,326,097	12,491,093

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 14,375,000 shares issued and outstanding at redemption value	146,492,458	145,906,254

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 stock authorized; 3,593,750 shares issued and outstanding	359	359
Additional paid-in capital	—	—
Accumulated deficit	(7,428,453)	(10,894,548)
Total stockholders’ deficit	(7,428,094)	(10,894,189)
Total Liabilities and Stockholders’ Deficit	$147,390,461	$147,503,158

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

				From June 21, 2021
				(Inception) to the
	For the Three Months Ended		For the Nine Months Ended	period ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
General and administrative expense	$337,271	$—	$1,631,493	$—
Franchise tax expense	49,913	2,333	148,148	2,333
Loss from operations	(387,184)	(2,333)	(1,779,641)	(2,333)

Other income:
Gain on marketable securities held in Trust Account	693,891	—	890,956	—
Change in fair value of warrant liability	1,636,842	—	5,093,141	—
Total other income	2,330,733	—	5,984,097	—

Income before provision for income taxes	$1,943,549	$(2,333)	4,204,456	$(2,333)

Provision for income taxes	145,333	—	152,157	—

Net income (loss)	$1,798,216	$(2,333)	4,052,299	$(2,333)

Class A allocation of net income as adjusted	$1,438,573	$—	$3,241,839	$—
Class A weighted average shares outstanding, basic and diluted	14,375,000	—	14,375,000	—
Basic and diluted net income per share	$0.10	$—	0.23	—

Class B allocation of net income as adjusted	$359,643	$(2,333)	810,460	$(2,333)
Class B weighted average shares outstanding, basic and diluted	3,593,750	3,957,074	3,593,750	3,992,265
Basic and diluted net income per non-redeemable common share	$0.10	$—	0.23	—

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A
	common stock		Class B		Additional
	(subject to possible redemption)		common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance December 31, 2021	14,375,000	$145,906,254	3,593,750	$359	—	$(10,894,548)	$(10,894,189)
Net income for the period	—	—	—	—	—	2,183,850	2,183,850
Balance March 31, 2022	14,375,000	145,906,254	3,593,750	359	—	(8,710,698)	(8,710,339)
Net income for the period	—	—	—	—	—	70,233	70,233
Balance June 30, 2022	14,375,000	$145,906,254	3,593,750	$359	$—	$(8,640,465)	$(8,640,106)
Remeasurement of Class A ordinary shares to redemption value	—	586,204	—	$—	$—	(586,204)	(586,204)
Net income for the period	—	—	—	—	—	1,798,216	1,798,216
Balance September 30, 2022	14,375,000	$146,492,458	3,593,750	$359	$—	$(7,428,453)	$(7,428,094)

FROM JUNE 21, 2021 (INCEPTION) TO THE PERIOD ENDED SEPTEMBER 30, 2021

	Class A
	common stock		Class B		Additional
	(subject to possible redemption)		common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance June 21, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	$431	$24,559	$—	$25,000
Net income (loss) for the period	—	—	—	—	—	—	—
Balance June 30, 2021	—	$—	4,312,500	$431	$24,559	$—	$25,000
Forfeiture of Class B Shares	—	—	(718,750)	72	72	—	—
Net loss for the period	—	—	—	—	—	(2,333)	(2,333)
Balance September 30, 2021	—	$—	3,593,750	$359	$24,641	$(2,333)	$22,667

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENT OF CASH FLOW

(unaudited)

		From June 21, 2021
	For the Nine Months	(Inception) to the
	Ended	period ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income (loss)	$4,052,299	$(2,333)
Adjustments to reconcile net income (loss)to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(890,956)	—
Change in fair value of warrant liability	(5,093,141)	—
Changes in operating assets and liabilities:
Prepaid expenses	428,136	—
Accounts payable and accrued expenses	682,729	—
Franchise tax payable	107,348	—
Income tax payable	138,068	—
Net cash used in operating activities	$(575,517)	$(2,333)

Cash flows from financing activities:
Proceeds from Trust Account	$40,747	$—
Payment of offering costs	—	(96,275)
Proceeds from promissory note – related party	—	200,000
Capital contributions for formation and operating costs	—	25,000
Net cash provided by financing activities	$40,747	$128,725

Net change in cash	(534,770)	126,392
Cash, beginning of period	954,598	—
Cash, end of the period	$419,828	$126,392
Supplemental cash flow information:
Cash paid for income taxes	$14,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$21,770
Forfeiture of Class B shares	$—	$72
Remeasurement adjustment on redeemable common stock	$586,204	$—

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period June 21, 2021 (inception) through September 30, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”) which is described below, and the Company’s search for a Target. Comparative periods in this 10-Q are not presented from Inception through September 30 because there was no activity during that period. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

During 2021, IPO transaction costs amounted to $8,553,410, consisting of $2,875,000 for the underwriting discount, $5,031,250 of deferred underwriting compensation fees, and $647,160 of other offering costs. Offering costs amounted to $8,553,410, of which $8,174,948 were charged to temporary equity upon the completion of the Initial Public Offering and $378,462 were expensed to the statement of operations as of December 31, 2021. There was no such cost for the three and nine months ended during September 30, 2022 although the Company continues to incur a non current liability in the amount of $5,031,250 for deferred underwriting fees.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash outside the Trust Account of $419,828 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock.

As of September 30, 2022, $857,181 of the amount held in the Trust Account was available to be withdrawn as described above, and as of December 31, 2021, none of the amount in the Trust Account were available to be withdrawn as described above.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into federal law. The Inflation Reduction Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. The Excise Tax applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the Inflation Reduction Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the Inflation Reduction Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company had $419,828 of cash as of September 30, 2022 and $954,598 of cash on December 31, 2021.

Cash and Securities held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. On August 22, 2022, the Company purchased 147,373,000 units of new three-month U.S. Treasury Bills for $146,389,645. At the time of the purchase, the Company withheld $40,747 to reimburse the Company for previously paid Delaware Franchise Tax obligations and to pay accrued Delaware Franchise Tax obligations. As of September 30, 2022, the Trust Account held $146,762,512 in three-month U.S. Treasury Bills and $923 in cash held in the Trust Account.

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

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled for offering costs in the following table:

Gross proceeds of initial public offering	$139,711,628
Less:
Proceeds allocated to public warrants	(5,751,494)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,174,948)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	20,121,068
Class A ordinary shares subject to possible redemption at December 31, 2021	$145,906,254
Remeasurement of Class A ordinary shares to redemption value	586,204
Class A ordinary shares subject to possible redemption at September 30, 2022	$146,492,458

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering.

In 2021, IPO Transaction costs amounted to $8,553,410, consisting of $2,875,000 for the underwriting discount, $5,031,250 of deferred underwriting compensation fees, and $647,160 of other offering costs. Offering costs amounted to $8,553,410, of which $8,174,948 were charged to temporary equity upon the completion of the Initial Public Offering and $378,462 were expensed to the statement of operations for the year ended December 31, 2021. There were no such cost for the three and nine months ended September 30, 2022 although the Company continues to incur a non-current liability in the amount of $5,031,250 for deferred underwriting fees.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 7,531,250 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Below is a reconciliation of net income per common share:

	For the Three months ended		For the Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Class A common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Net income	$1,798,216	$(2,333)	$4,052,299	$(2,333)
Net income attributable to Class A common stock subject to possible redemption	1,438,573	—	3,241,839	—
Denominator: Weighted average redeemable Class A common stock
Weighted average shares outstanding, basic and diluted redeemable Class A common stock	14,375,000	—	14,375,000	—
Basic and diluted net income per share, redeemable Class A common share	$0.10	$—	$0.23	$—

Non-Redeemable Class B Common Stock
Numerator: Net Income
Net income	$1,798,216	$(2,333)	$4,052,299	$(2,333)
Non-Redeemable Net Income	359,643	(2,333)	810,460	(2,333)
Denominator: Weighted average non-redeemable Class B common stock
Weighted average shares outstanding, basic and diluted non-redeemable Class B common stock	3,593,750	3,957,074	3,593,750	3,992,265
Basic and diluted net income per non-redeemable Class B common share	$0.10	$—	$0.23	$—

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Promissory Note and Advances — Related Party

On June 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of June 21, 2022 or the completion of the Initial Public Offering. The outstanding balance under the Note was repaid on November 19, 2021. At September 30, 2022 and December 31, 2021, there were no borrowings outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement, commencing on November 19, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid an aggregate of $30,000 and $90,000 for this Administrative Support Agreement for the three and nine months ended September 30, 2022, respectively.

Note 6 —Investment Held in Trust Account

As of September 30, 2022, the Company holds a Trust Account consisting of $923 in Cash and Sweep Funds and $146,762,512 in U.S. Treasury Securities. All of the U.S. Treasury Securities mature on November 25, 2022. The Company classifies its United States Treasury securities as trading securities in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 14,375,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,593,750 Class B common stock issued and outstanding.

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

Note 10 – Income Tax

As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 7.47% and 3.62% for the three and six months ended September 30, 2022, respectively, and 0.00% for the three and six months ended September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2022 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,
	2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$923	$923	$—	$—
U.S. Treasury Securities held in Trust Account	146,762,512	146,762,512	—	—
	$146,763,435	$146,763,435	$—	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$22	$22	$—	$—
U.S. Treasury Securities held in Trust Account	145,913,204	145,913,204	—	—
	$145,913,226	$145,913,226	$—	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,		December 31,		November 19,
	Level	2022	Level	2021	Level	2021
Liabilities:
Warrant Liability - Public Warrants	1	$1,078,125	1	$3,608,125	3	$5,751,494
Warrants Liability - Private Placement Warrants	3	1,257,713	3	3,820,854	3	6,194,622
Total Warrant Liability		$2,335,838		$7,428,979		$11,946,116

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

Subsequent Measurements

The Warrants are measured at fair value on a recurring basis. The subsequent measurements of the Public Warrants as of September 30, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as of September 30, 2022 and December 31, 2021 are classified Level 3 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at the Subsequent Measurements:

Input	December 31, 2021	September 30, 2022
Risk-free interest rate	1.32%	4.04%
Expected term (years)	5.63	5.50
Expected volatility	9.3%	22.7%
Stock price	$9.88	$10.00

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be approximately $0.502 and $0.507 per warrant for aggregate values of approximately $3.6 million and $3.8 million, respectively.

As of September 30, 2022 the Public Warrants and Private Placement Warrants were determined to be approximately $0.30 and $0.33 per warrants for aggregate values of approximately $1.1 million and $1.3 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2021	$3,820,854	$3,608,125	$7,428,979
Change in valuation inputs or other assumptions	(2,563,141)	(2,530,000)	(5,093,141)
Fair value as of September 30, 2022	$1,257,713	$1,078,125	$2,335,838

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

For the period from December 31, 2021 through September 30, 2022, we had net income of $4,052,299, which consisted of $890,956 in investment income and $5,093,141 change in fair value of the warrants, offset by $1,631,493 in general and administrative expenses, $148,148 in franchise tax obligations and $152,157 in income tax.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $419,828 in its operating bank accounts and negative working capital of approximately $(0.33) million. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to our sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. We incurred $30,000 in expenses in connection with such services for the three months ended September 30, 2022 and we incurred $90,000 for expenses in connection with such services for the nine months ended September 30, 2022, which is reflected in the accompanying statement of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Through September 30, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on June 21, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Material Weakness

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three and nine months ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to analyzing complex financial instruments and accruals.

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

The Excise Tax included in the Inflation Reduction Act may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act, which, among other things, imposes a 1% Excise Tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions. Because we are a Delaware corporation and our securities trade on the Nasdaq Stock Market, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which substantial PIPE issuances are not contemplated. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

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

SEAPORT GLOBAL ACQUISITION II CORP.
		By:	/s/ Steve Smith
			Name:	Steve Smith
			Title:	Chief Executive Officer (principal executive officer)
		By:	/s/ Jay Burnham
			Name:	Jay Burnham
			Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Dated	November 14, 2022