Form 10-K
period 2022-12-31
Seaport Global Acquisition II Corp.
filed 2023-04-04
CIK 1869824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Our units, Class A common stock and warrants are each traded on the NASDAQ Global Market under the symbols “SGIIU,” “SGII,” and “SGIIW,” respectively. Our units commenced public trading on November 17, 2021, and our Class A common stock and warrants commenced public trading on December 1, 2021.

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value for the registrant’s Class A common stock outstanding, other than the shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Global Stock Market, was approximately $143,318,750 million (based on the closing sales price of the Class A common stock on June 30, 2022 of $9.95).

As of April 3, 2023, 7,643,498 shares of Class A common stock, par value $0.0001 per share, and 200,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

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

The Company initially had had until February 19, 2023 (or such later date as may be approved by our stockholders in an amendment to the Certificate of Incorporation) to complete a Business Combination (the “Combination Period”).  If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the trust account in the event we do not complete our initial business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares.

On February 13, 2023, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the following proposals were approved by the stockholders of the Company (collectively, the “Proposals”):

1.	To amend the Company’s amended and restated certificate of incorporation extend the date by which the Company has to consummate a business combination for six months, from February 19, 2023 to August 19, 2023, conditioned on the deposit of 200,000 shares of Class B common stock (to be converted into Class A common stock) and $0.02 per share into the Company’s Trust account (the Investment Management Trust Agreement governing the operation of the trust account was similarly amended).
2.	To amend the Company’s amended and restated certificate of incorporation to provide for the right of a holder of Class B Common Stock of the Company to convert into Class A Common Stock on a one-for-one basis prior to the closing of a business combination at the election of the holder.

In connection with the Meeting, the Company entered into Voting and Non-Redemption Agreements with certain stockholders of the Company holding an aggregate of 3,081,138 in exchange for their agreeing not to redeem shares of the Company’s common stock at the Meeting (collectively, the “Non-Redemption Agreements”). The Non-Redemption Agreements provide for the allocation of up to 770,284 shares of common stock of the Company held by the Sponsor.

After the Meeting, an amendment to the Company’s amended and restated certificate of incorporation was filed with the Secretary of State of Delaware (as amended, the “A&R COI”), extending the Combination Period to August 19, 2023 and allowing holders of shares of the Company’s Class B Common Stock to convert into Class A on a one-for-one basis at the election of the holder. In connection with the vote to approve the Extension Proposals, the holders of 10,125,252 public shares of common stock of the Company properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.27 per share, for an aggregate redemption amount of approximately $103.9 million.

On February 14, 2023, the Seaport Global SPAC II, LLC, the Company’s sponsor (“Sponsor”) contributed to the Company for purposes of making a deposit into the Company’s trust account of an aggregate of 200,000 shares of Class B common stock and $84,994.96 (or $0.02 per remaining share) for the benefit of the public shares that were not redeemed by the public shareholders in connection with the Meeting. Following the foregoing contribution, the Sponsor owned 3,393,750 shares of Class B common stock. On February 16, 2023 the Sponsor converted the entirety of such shares into shares of Class A common stock, which represent 44.4% of the outstanding shares of common stock of the Company.

Following these redemptions, the Company had 4,249,748 shares of Class A common stock subject to redemption outstanding, and the aggregate amount remaining in the Trust Account at the time was $43,662,709.

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

Stephen C. Smith, Chairman and Chief Executive Officer

Stephen C. Smith, our Chairman and Chief Executive Officer, founded Seaport Global Asset Management LLC (“SGAM”), an SEC registered investment advisor and a wholly-owned subsidiary of Seaport Global Holdings LLC (“SGH”), in August 2017. He formerly served as the Chairman and CEO of Seaport Global Acquisition Corp., another special purpose acquisition company also sponsored by SGAM that completed its initial business combination with Redbox (NASDAQ: RDBX) in October 2021. Mr. Smith is also SGAM’s Chief Executive Officer and Chairman of its Investment Committee and oversees all of SGAM’s investing and business activities. In April 2001, Mr. Smith co-founded The Seaport Group LLC (currently known as SGH), which is a full-service, mid-sized independent investment bank that offers capital markets advisory, sales, trading and research services. Prior to that, from December 1999 to March 2001, Mr. Smith was a managing director at Amroc Securities, LLC, a financial service firm, where he focused on distressed sales and trading. In June 1991, he co-founded a distressed debt broker-dealer, Libra Investments, Inc., which was acquired by U.S. Bancorp in January 1999. Mr. Smith began his career at Merrill Lynch in 1982 and from 1984 to 1988 he ran the taxable fixed income trading desk for its unit trust department. In addition, Mr. Smith worked as a salesperson at S.N. Phelps & Co., a financial management firm, from 1988 to 1989 and Jefferies & Company, a financial services company, from 1989 to 1991.

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

The remaining net proceeds of the IPO and the sale of the Private Placement warrants released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity- linked securities, including any specified future issuance, or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination in the amount of $142,608,316, as of December 31, 2022 (and $38,631,459 after redemption of our Class A common stock on February 13, 2023) after payment of up to $5,031,250 of deferred underwriting fees before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the remaining net proceeds of our IPO and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 was $147.6 or $10.27 per public share. This per share amount, which we will distribute to investors who properly redeem their shares, does not include any deferred underwriting commissions we will pay to the underwriter, or any tax obligations of the Company. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by August 19, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our A&R COI provides that we will have until August 19, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by August 19, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination prior to August 19, 2023. However, if our sponsor, officers or directors acquired public shares in or after our initial public offering, they are entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination prior to August 19, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriter’s fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect to use the amounts held outside the trust account (approximately $0.3 million as of December 31, 2022) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to August 19, 2023, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the remaining net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account (and any tax payments or expenses for the dissolution of the trust used from interest, if any), the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account (approximately $0.3 million as of December 31, 2022) to pay any such potential claims, but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 19, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 19, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by August 19, 2023 we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 15th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to August 19, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination prior to August 19, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Facilities

Our executive offices are located at 360 Madison Avenue, 23rd Floor, New York, NY 10017 and our telephone number is (212) 616-7700. Our executive offices are provided to us by our sponsor. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Item 1A.    Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
●	our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination;
●	your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;
●	if we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	the ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target
●	the ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;
●	the requirement that we complete our initial business combination within the Combination Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders;
●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets;
●	if we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities;
●	if a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed;
●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
●	you will not be entitled to protections normally afforded to investors of many other blank check companies;
●	because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless;
●	if the remaining net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until August 19, 2023, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our initial stockholders or management team to fund our search and to complete our initial business combination;
●	we are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view;
●	we may not be able to consummate an initial business combination by August 19, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate;
●	we may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial stockholders, executive officers, directors or initial stockholders which may raise potential conflicts of interest;
●	since our initial stockholders, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support;
●	our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs;
●	our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests;
●	past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company; and
●	unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

Additional Risk Factors

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

In connection with the preparation of the financial statements included previously in the Company’s Quarterly Report on Form 10-Q management identified a material weakness in our policies and procedures regarding financial period closure and financial statement preparation, in that such policies and procedures were not sufficiently documented and formalized to ensure that financial information and financial statements could be prepared accurately, efficiently and timely in accordance with U.S. GAAP and the SEC’s reporting requirements.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, among other things, imposes a 1% Excise Tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions. Because we are a Delaware corporation and our securities trade on the Nasdaq Stock Market, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

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

Except for franchise and income taxes, the proceeds placed in the trust account in connection with the Company’s initial public offering and any extension payments, as well as any interest earned thereon, shall not be used to pay for potential excise taxes or any other fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by the Company.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 17, 2021.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 360 Madison Avenue, 23rd Floor, New York, NY 10017. Such facility is provided by our sponsor for a monthly charge of $10,000. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

(b)  Holders

On December 31, 2022, there were 1 holder of record of our units, 1 holders of record of our Class A common stock and 2 holders of record of our warrants.

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

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Finanacial Condition and Results of Operations

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

The Company initially had until February 19, 2023 (or such later date as may be approved by our stockholders in an amendment to the Certificate of Incorporation) to complete a Business Combination (the “Combination Period”).  If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the trust account in the event we do not complete our initial business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares.

On February 13, 2023, the Company held the Meeting. At the Meeting, the Proposals were approved by the stockholders of the Company:

1.	To amend the Company’s amended and restated certificate of incorporation extend the date by which the Company has to consummate a business combination for six months, from February 19, 2023 to August 19, 2023, conditioned on the deposit of 200,000 shares of Class B common stock (to be converted into Class A common stock) and $0.02 per share into the Company’s Trust account (the Investment Management Trust Agreement governing the operation of the trust account was similarly amended).
2.	To amend the Company’s amended and restated certificate of incorporation to provide for the right of a holder of Class B Common Stock of the Company to convert into Class A Common Stock on a one-for-one basis prior to the closing of a business combination at the election of the holder.

In connection with the Meeting, the Company entered into the Non-Redemption Agreements with certain stockholders of the Company holding an aggregate of 3,081,138 to in exchange for their agreeing not to redeem shares of the Company’s common stock at the Meeting. The Non-Redemption Agreements provide for the allocation of up to 770,284 shares of common stock of the Company held by the Sponsor.

After the Meeting, an amendment to the Company’s A&R COI was filed with the Secretary of State of Delaware extending the Combination Period to August 19, 2023 and allowing holders of shares of the Company’s Class B Common Stock to convert into Class A on a one-for-one basis at the election of the holder. In connection with the vote to approve the Proposals, the holders of 10,125,252 public shares of common stock of the Company properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.27 per share, for an aggregate redemption amount of approximately $104 million.

On February 14, 2023, the Seaport Global SPAC II, LLC, the Sponsor contributed to the Company for purposes of making a deposit into the Company’s  trust account of an aggregate of 200,000 shares of Class B common stock and $84,994.96 (or $0.02 per remaining share) for the benefit of the public shares that were not redeemed by the public shareholders in connection with the Meeting. Following the foregoing contribution, the Sponsor owned 3,393,750 shares of Class B common stock. On February 16, 2023, the Sponsor converted the entirety of such shares into shares of Class A common stock, which represent 44.4% of the outstanding shares of common stock of the Company.

Following these redemptions, the Company had 4,249,748 shares of Class A common stock subject to redemption outstanding, and the aggregate amount remaining in the Trust Account at the time was $43,662,709.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

For the period from June 21, 2021 (inception)  through December 31, 2021, we had net income of $3,967,305, which consisted of $6,972 in investment income and $4,517,137 change in fair value of the warranrs, offset by warrant issuance costs of $378,462, $152,780 in general and administrative expenses and $25,561 in franchise tax obligations. From January 1, 2022 through December 31, 2022, we had net income of $6,761,782, which consisted of $2,141,149 in investment income and $7,266,798 change in fair value of the warrants, offset by $2,043,627 in general and administrative expenses and $200,200 in franchise tax obligations.

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $0.3 million in its operating bank accounts and a working capital deficit of approximately $(0.5) million. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

As of December 31, 2022 and 2021, no loans had been extended to the Company. On February 16, 2023, the Sponsor entered into a promissory note in the amount of $1,500,000, of which $400,000 was extended to the Company.

There is no guaranty the Company may be able to obtain additional financing if and when needed. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about the our ability to continue as a going concern. We have until the end of the Combination Period to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to complete an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to complete a Business Combination or our inability to continue as a going concern.

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

In February 2023, our Sponsor contributed 200,000 founder shares and $84,994.96 (or $0.02 per remaining share) to Company’s trust account in connection with the Meeting. Also in February 2023, the Sponsor converted its remaining 3,393,750 founder shares to shares of Class A Common Stock, subject to the same restrictions as the founder shares.

Private Placement Warrants

Simultaneously with the consummation of our initial public offering, we completed the private placement of warrants to our sponsor, generating gross proceeds of $7,531,250. Each Private Placement Warrant is exercisable for one share of our Class A common stock at an exercise price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from our initial public offering held in the trust account. If our initial business combination is not completed by the end of the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees.

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

In February 2023, the Sponsor entered into a promissory note in the amount of $1,500,000, of which $400,000 was extended to the Company.

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to our sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. We incurred approximately $120,000 for expenses in connection with such services for the period from January 1, 2022 through December 31, 2022, which is reflected in the accompanying statement of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, and the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on June 21, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The remaining net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Material Weakness

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to analyzing complex financial instruments and accruals.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our financial statements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2021, was not effective.

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

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Stephen C. Smith	62	Chairman of the Board and Chief Executive Officer
Jay Burnham	59	Chief Financial Officer
Shelley Greenhaus	69	Director
Jeremy Hedberg	50	Director
Charles Yamarone	63	Director
Salvatore Bonomo	35	Chief Operating Officer
Edward Heim	36	Secretary

Stephen C. Smith, Chairman and Chief Executive Officer

Stephen C. Smith, our Chairman and Chief Executive Officer, founded Seaport Global Asset Management LLC (“SGAM”), an SEC registered investment advisor and a wholly-owned subsidiary of Seaport Global Holdings LLC (“SGH”), in August 2017. He formerly served as the Chairman and CEO of Seaport Global Acquisition Corp., another special purpose acquisition company also sponsored by SGAM that completed its initial business combination with Redbox in October 2021. Mr. Smith is also SGAM’s Chief Executive Officer and Chairman of its Investment Committee and oversees all of SGAM’s investing and business activities. In April 2001, Mr. Smith co-founded The Seaport Group LLC (currently known as SGH), which is a full-service, mid-sized independent investment bank that offers capital markets advisory, sales, trading and research services. Prior to that, from December 1999 to March 2001, Mr. Smith was a managing director at Amroc Securities, LLC, a financial service firm, where he focused on distressed sales and trading. In June 1991, he co-founded a distressed debt broker-dealer, Libra Investments, Inc., which was acquired by U.S. Bancorp in January 1999. Mr. Smith began his career at Merrill Lynch in 1982 and from 1984 to 1988 he ran the taxable fixed income trading desk for its unit trust department. In addition, Mr. Smith worked as a salesperson at S.N. Phelps & Co., a financial management firm, from 1988 to 1989 and Jefferies & Company, a financial services company, from 1989 to 1991.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

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

On February 14, 2023, the Seaport Global SPAC II, LLC, the Sponsor contributed to the Company for purposes of making a deposit into the Company’s  trust account of an aggregate of 200,000 shares of Class B common stock and $84,994.96 (or $0.02 per remaining share) for the benefit of the public shares that were not redeemed by the public shareholders in connection with the Meeting. Following the foregoing contribution, the Sponsor owned 3,393,750 shares of Class B common stock. On February 16, 2023, the Sponsor converted the entirety of such shares into shares of Class A common stock, which represent 44.4% of the outstanding shares of common stock of the Company.

The following table presents the number of shares and percentage of our common stock owned as of March 31, 2023 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. As of March 31, 2023, there were 7,843,498 shares of our common stock, consisting of (i) 7,643,498 shares of our Class A common stock and (ii) 200,000 shares of our Class B common stock (all of which are held in the Company’s trust account), issued and outstanding.

					% SGII
	Class A				Common
	Common Stock				Stock
	Number of
	Shares
	Beneficially		% of
Name and Address of Beneficial Owner(1)	Owned		Class
Seaport Global SPAC II, LLC (3)	3,393,750		44.4%		43.2%
Stephen C. Smith (3)	3,393,750		44.4%		43.2%
Jay Burnham(4)
Shelley Greenhaus(4)
Jeremy Hedberg(4)
Charles Yamarone(4)
Salvatore Bonomo(4)
Edward Heim(4)
All executive officers and directors as a group (7 individuals)	3,393,750				43.2%
Saba Capital Management, L.P. (5)	1,431,539	(12)	N/A	%	N/A	%
Barclays PLC (6)	1,095,131	(12)	N/A	%	N/A	%
Adage Capital Partners, L.P. (7)	1,000,000	(12)	N/A	%	N/A	%
Polar Asset Management Partners Inc. (8)	927,514	(12)	N/A	%	N/A	%
First Trust Capital Management L.P. (9)	884,177	(12)	N/A	%	N/A	%
Highbridge Capital Management, LLC (10)	746,017	(12)	N/A	%	N/A	%
Shaolin Capital Management LLC (11)	898,630	(12)	N/A	%	N/A	%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Seaport Global Acquisition Corp., 360 Madison Avenue, 23rd Floor, New York, NY 10017.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.
(3)	Seaport Global SPAC II, LLC, our sponsor, is the record holder of the securities reported herein. Seaport Global Asset Management, LLC is the managing member of our sponsor and Stephen Smith, our Chairman and Chief Executive Officer, is the Chief Executive Officer of Seaport Global Asset Management, LLC. By virtue of these relationships, Mr. Smith may be deemed to have or share beneficial ownership of the securities held of record by our sponsor. Mr. Smith disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(4)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(5)	According to Schedule 13G/A filed with the SEC on February 14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”). The Reporting Persons have entered into a Joint Filing agreement, dated November 26, 2021, pursuant to which the Reporting Persons have agreed to file this statement and any subsequent amendments hereto jointly in accordance with the provision of Rule 13d-1(k)(1) under the Act. The address of the principal business office of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(6)	According to Schedule 13G filed with the SEC on January 30, 2023 by Barclays PLC and Barclays Bank PLC (together the “Reporting Persons”). The Reporting Persons have entered into a Joint Filing Agreement, dated January 10, 2023, pursuant to which the Reporting Persons have agreed to file this statement and any subsequent amendments hereto to jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Act. The address of the principal business office of the Reporting Persons is 1 Churchill Place, London, E14 5HP, England.
(7)	According to Schedule 13G filed with the SEC on November 29, 2021 by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”) with respect to the Class A Common Stock directly owned by it; Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), as general partner of ACP with respect to the Class A Common Stock directly owned by ACP; Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), as managing member of ACPGP, general partner of ACP, with respect to the Class A Common Stock directly owned by ACP; Robert Atchinson (“Mr. Atchinson”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Common Stock directly owned by ACP; and Phillip Gross (“Mr. Gross”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A Common Stock directly owned by ACP. The foregoing persons are hereinafter sometimes collectively referred to as the “Reporting Persons.” The address of the business office of each of the Reporting Persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116. ACP has the power to dispose of and the power to vote the Class A Common Stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the Class A Common Stock beneficially owned by ACP.
(8)	According to Schedule 13G filed with the SEC on February 13, 2023 by Polar Asset Management Partners Inc.(the “Reporting Person”). The Reporting Person is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The address of the principal business office of the Reporting Person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(9)	According to Schedule 13G filed with the SEC on February 14, 2023 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”), and FTCS Sub GP LLC (“Sub GP”),(together the “ Reporting Persons”). The Reporting Persons have entered into a Joint Filing Agreement, dated February 14, 2023, pursuant to which the Reporting Persons have agreed to file this statement and any subsequent amendments hereto jointly in accordance with the provision of Rule 13d-1(k)(1) under the Act. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.
(10)	According to Schedule 13G filed with the SEC on February 2, 2023 by Highbridge Capital Management, LLC (the “Reporting Person”), a Delaware limited liability company and the investment adviser to certain funds and accounts (the “Highbridge Funds”) with respect to the shares of Class A Common Stock directly held by the Highbridge Funds. The address of the principal business office of the Reporting Person is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(11)	According to Schedule 13G filed with the SEC on February 13, 2023 by Shaolin Capital Management LLC (the “Reporting Person”), a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company; MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Reporting Person. The address of the business office of the Reporting Person is 7610 NE 4th Court, Suite 104 Miami FL 33138.

(12)	The information contained in the Schedule 13Gs and 13G/As regarding number and percentage of shares owned are as of December 31, 2022. On February 14, 2023, in connection with the Meeting, the holders of 10,125,252 public shares of common stock of the Company exercised their right to redeem their shares.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

In June 2021, our sponsor purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. Subsequently, in August 2021, our sponsor forfeited an aggregate of 718,750 shares for no consideration, thereby resulting in 3,593,750 remaining founder shares, including up to 468,750 shares subject to forfeiture if the underwriter did not fully exercise its over-allotment option. As a result of the underwriter’s election to fully exercise its over-allotment option, 468,750 founder shares are no longer subject to forfeiture. As of December 31, 2022, there are 17,968,750 shares of our common stock, consisting of (i) 14,375,000 shares of our Class A common stock and (ii) 3,593,750 shares of our Class B common stock, issued and outstanding.

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

Audit Fees. During the year ended December 31, 2022, we paid Marcum approximately $139,000 for services it performed in connection with our annual audit and quarterly reviews.  During the period from June 21, 2021 (Inception) through December 31, 2021, we paid Marcum approximately $41,200 for the services it performed in connection with our initial public offering.

Audit-Related Fees. During the period year ended December 31, 2022, and during the period from June 21, 2021 (Inception) through December 31, 2021, Marcum did not render assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees. During the year ended December 31, 2022, we paid Marcum approximately $11,640 for services to us for tax compliance, tax advice or tax planning.  During the period from June 21, 2021 (Inception) through December 31, 2022, Marcum did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees. During the year ended December 31, 2022, and during the period from June 21, 2021 (Inception) through December 31, 2021, there were no fees billed for products and services provided by Marcum other than those set forth above.

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

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Seaport Global Acquisition II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Seaport Global Acquisition II Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from June 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from June 21, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

April 3, 2023

PCAOB Firm ID No. 688

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current assets
Cash	$292,717	$954,598
Prepaid expenses	61,863	574,037
Income tax receivable	113,624	—
Total current assets	468,204	1,528,635
Prepaid expenses	—	61,297
Cash and securities held in Trust Account	147,639,566	145,913,226
Total Assets	$148,107,770	$147,503,158

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$827,669	$5,303
Franchise tax payable	179,951	25,561
Income taxes payable	—	—
Total current liabilities	1,007,620	30,864
Deferred tax liabilities	132,872	—
Deferred underwriting fee payable	5,031,250	5,031,250
Warrant liability	162,181	7,428,979
Total liabilities	6,333,923	12,491,093

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 14,375,000 shares issued and outstanding at redemption value	147,011,758	145,906,254

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 stock authorized; 3,593,750 shares issued and outstanding	359	359
Additional paid-in capital	—	—
Accumulated deficit	(5,238,270)	(10,894,548)
Total stockholders’ deficit	(5,237,911)	(10,894,189)
Total Liabilities and Stockholders’ Deficit	$148,107,770	$147,503,158

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

STATEMENT OF OPERATIONS

		For the Period From
		June 21, 2021
	For the Year Ended	(inception) through
	December 31, 2022	December 31, 2021
General and administrative expense	$2,043,627	$152,780
Franchise tax expense	200,200	25,561
Loss from operations	(2,243,827)	(178,341)

Other income:
Gain on marketable securities held in Trust Account	2,141,149	6,972
Warrant issuance costs	—	(378,462)
Change in fair value of warrant liability	7,266,798	4,517,137
Total other income	9,407,946	4,145,646

Income before provision for income taxes	7,164,119	$3,967,305

Provision for income taxes	402,337	—

Net income	6,761,782	$3,967,305

Net income allocable to Class A common stock subject to possible redemption	$5,409,426	$1,790,723
Weighted average redeemable Class A common stock, basic and diluted	14,375,000	3,128,238
Basic and diluted net income per redeemable Class A common stock	0.38	0.57

Net income allocable to non-redeemable Class B common stock	$1,352,356	$2,176,582
Weighted average non-redeemable Class B common stock, basic and diluted	3,593,750	3,802,299
Net income per non-redeemable Class B common share	0.38	0.57

The accompanying notes are an integral part of these financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A
	Common stock		Class B		Additional		Total
	(subject to possible redemption)		Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance as of June 21, 2021 (inception)	—	$—	—	—	—	$—	$—
Issuance of Class B common stock to initial Stockholders	—	—	4,312,500	431	24,569	—	25,000
Forfeiture of Class B shares	—	—	(718,750)	(72)	72	—	—
Sale of 14,375,000 Units	14,375,000	145,906,254	—	—	—	2,685,046	2,685,046
Conversion of APIC to accumulated deficit	—	—	—	—	(24,641)	24,641	—
Other offering costs	—	—	—	—	—	(594,174)	(594,174)
Deferred underwriter discount						(5,031,250)	(5,031,250)
Warrant liability	—	—	—	—	—	(11,946,116)	(11,946,116)
Net income	—	—	—	—	—	3,967,305	3,967,305
Balance as of December 31, 2021	14,375,000	$145,906,254	3,593,750	$359	$—	$(10,894,548)	$(10,894,189)
Remeasurement of Class A ordinary shares to redemption value		1,105,504	—	—	—	(1,105,504)	(1,105,504)
Net income	—	—	—	—	—	6,761,782	6,761,782
Balance as of December 31, 2022	14,375,000	$147,011,758	3,593,750	$359	$—	$(5,238,270)	$(5,237,911)

The accompanying notes are an integral part of these financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

STATEMENT OF CASH FLOWS

		From June 21, 2021
	For the Period	(Inception) to the
	Ended	period ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$6,761,782	$3,967,305
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,141,149)	(6,972)
Change in fair value of warrant liability	(7,266,798)	(4,517,137)
Transaction costs associated with Initial Public Offering	—	378,462

Changes in operating assets and liabilities:
Prepaid expenses	573,471	(635,334)
Accounts payable and accrued expenses	822,366	5,303
Franchise tax payable	154,390	25,561
Income tax receivable	(113,624)	—
Deferred tax liabilities	132,872	—
Net cash used in operating activities	$(1,076,690)	$(782,812)

Cash flows from investing activities:
Investments held in Trust	$—	$(145,906,254)
Net cash used in investing activities	$—	$(145,906,254)

Cash flows from financing activities:
Proceeds from Trust Account	$414,809	$—
Proceeds from sale of units, net of offering costs	—	140,087,414
Proceeds from issuance of private placement warrants	—	7,531,250
Proceeds from initial sale of Class B common stock to initial stockholders	—	25,000
Net cash provided by financing activities	$414,809	$147,643,664

Net change in cash	(661,881)	954,598
Cash, beginning of period	954,598	—
Cash, end of the period	$292,717	$954,598
Supplemental cash flow information:
Cash paid for income taxes	$383,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$5,031,250	$5,031,250
Initial measurement of Class A common stock subject to redemption	$—	$145,906,254
Remeasurement adjustment on redeemable common stock	$1,105,504	$—
Initial measurement of public and private warrants	$—	$11,946,116

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period January 1, 2022  through December 31, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and the Company’s search for a Target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on November 19, 2021 an amount of $145,906,250 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds investing solely in United States government treasury obligations and meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act (or any successor rule), until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the remaining net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the remaining net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company initially had until February 19, 2023 (or such later date as may be approved by our stockholders in an amendment to the Certificate of Incorporation) to complete a Business Combination (the “Combination Period”).  If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the trust account in the event we do not complete our initial business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares.

On February 13, 2023, the Company held a special meeting of stockholders (the “Meeting”), during which the stockholders of the Company approved a proposal to extend the Combination Period to August 19, 2023 and allow holders of shares of Class B Common stock to convert such shares at anytime at the election of the holder

The Company entered into Voting and Non-Redemption Agreements with certain stockholders of the Company holding an aggregate of 3,081,138 shares in exchange for their agreeing not to redeem shares of the Company’s common stock at the Meeting (collectively, the “Non-Redemption Agreements”). The Non-Redemption Agreements provide for the allocation of up to 770,284 shares of common stock of the Company held by the Sponsor.

After the Meeting, an amendment to the Company’s amended and restated certificate of incorporation was filed with the Secretary of State of Delaware (as amended, the “A&R COI”), extending the Combination Period to August 19, 2023 and allowing holders of shares of the Company’s Class B Common Stock to convert into Class A on a one-for-one basis at the election of the holder. In connection with the vote to approve the Extension Proposals, the holders of 10,125,252 public shares of common stock of the Company properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.27 per share, for an aggregate redemption amount of approximately $104 million.

On February 14, 2023, the Seaport Global SPAC II, LLC, the Company’s sponsor (“Sponsor”) contributed to the Company for purposes of making a deposit into the Company’s  trust account of an aggregate of 200,000 shares of Class B common stock and $84,994.96 (or $0.02 per remaining share) for the benefit of the public shares that were not redeemed by the public shareholders in connection with the Meeting. Following the foregoing contribution, the Sponsor  owned 3,393,750 shares of Class B common stock. On February 16, 2023 the Sponsor converted the entirety of such shares into shares of Class A common stock, which represent 44.4% of the outstanding shares of common stock of the Company.

Following these redemptions, including the Class B common stock, the Company had 7,843,498 shares of Class A common stock outstanding, and the aggregate amount remaining in the Trust Account at the time was $43,662,709.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had cash outside the Trust Account of $292,717 available for working capital needs and a working capital deficit of approximately ($0.5) million. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, pay the Company’s tax obligations, or to redeem common stock.

Through December 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units. In addition, on August 25, 2022 and November 25, 2022, the Company withdrew $40,747 and $374,062, respectively from the Trust Account to pay its income tax and Delaware franchise tax obligations.  On February 23, 2023, the Company withdrew $582,139 from the Trust Account to meet its income tax and Delaware franchise tax obligations.

As of December 31, 2022, $1,733,316 of the amount held in the Trust Account was available to be withdrawn as described above, and as of December 31, 2021, none of the amount in the Trust Account were available to be withdrawn as described above.

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

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the we be unable to complete a business combination, raises substantial doubt about the our ability to continue as a going concern. We have until end of the Combination Period to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate as of the end of the Combination Period.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-K and Article 10 of Regulation S-X of the SEC. The results for the year ended December 31, 2022 are not necessarily indicative of the results to be expected for any future periods.

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

Inflation Reduction Act of 2022

Reference is made to the section entitled “Risk Factors -A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.” Except for franchise and income taxes, the proceeds placed in the trust account in connection with the Company’s initial public offering and any extension payments, as well as any interest earned thereon, shall not be used to pay for potential excise taxes or any other fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the Inflation Reduction Act of 2022 on any redemptions or stock buybacks by the Company.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 or December 31, 2021. The Company had $292,717 of cash as of December 31, 2022 and $954,598 of cash as of December 31, 2021.

Cash and Securities held in Trust Account

At December 31, 2022, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the period from January 1, 2022 and December 31, 2022, the Company withdrew $414,809 interest income from the Trust Account to pay its tax obligations. As of December 31, 2022, the Trust Account held $147,639,102 in three-month U.S. Treasury Bills and $464 in cash.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

As of December 31, 2022, the shares of Class A Common Stock, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds of initial public offering	$139,711,628
Less:
Proceeds allocated to public warrants	(5,751,494)
Offering costs allocated to Class A Common Stock subject to possible redemption	(8,174,948)
Plus:
Re-measurement on Class A Common Stock subject to possible redemption	20,121,068
Class A Common Stock subject to possible redemption, December 31, 2021	$145,906,254
Remeasurement of Class A Common Stock to redemption value	1,105,504
Shares of Class A Common Stock subject to possible redemption at December 31, 2022	$147,011,758

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering.

Transaction costs for the Company’s IPO amounted to $8,553,410, consisting of $2,875,000 for the underwriting discount, $5,031,250 of deferred underwriting compensation fees, and $647,160 of other offering costs. Offering costs amounted to $8,553,410, of which $8,174,948 were charged to temporary equity upon the completion of the Initial Public Offering and $378,462 were expensed to the statement of operations.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 7,531,250 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Below is a reconciliation of net income per common share:

	For the	For the period
	period	from June 21, 2021
	ended	(inception) to
	December 31,	December 31,
	2022	2021
Class A common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Net income	$6,761,782	$3,967,305
Net income attributable to Class A common stock subject to possible redemption	5,409,426	1,790,723
Denominator: Weighted average redeemable Class A common stock
Weighted average shares outstanding, basic and diluted redeemable Class A common stock	14,375,000	3,128,238
Basic and diluted net income per share, redeemable Class A common share	$0.38	$0.57

Non-Redeemable Class B Common Stock
Numerator: Net Income attributable to non-redeemable Class B common stock
Net income	$6,761,782	$3,967,305
Net Income attributable to non-redeemable Class B common stock	$1,352,356	$2,176,582
Denominator: Weighted average non-redeemable Class B common stock
Weighted average shares outstanding, basic and diluted non-redeemable Class B common stock(1)	3,593,750	3,802,299
Basic and diluted net income per non-redeemable Class B common share	$0.38	$0.57

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In February 2023, our Sponsor contributed 200,000 founder shares and $84,994.96 (or $0.02 per remaining share) to Company’s trust account in connection with the Meeting. Also in February 2023, the Sponsor converted its remaining 3,393,750 founder shares to shares of Class A Common Stock, subject to the same restrictions as the founder shares.

Also in February 2023, the Company entered into Voting and Non-Redemption Agreements with certain stockholders of the Company holding an aggregate of 3,081,138 shares in exchange for their agreeing not to redeem shares of the Company’s common stock at the Meeting (collectively, the “Non-Redemption Agreements”). The Non-Redemption Agreements provide for the allocation of up to 770,284 shares of common stock of the Company held by the Sponsor.

Promissory Note and Advances — Related Party

On June 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of June 21, 2022 or the completion of the Initial Public Offering. The outstanding balance under the Note was repaid on November 19, 2021. At December 31, 2022 and December 31, 2021 there were no borrowings outstanding.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital

Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At December 31, 2022, no Working Capital Loans were outstanding.

As of December 31, 2022 and 2021, no loans had been extended to the Company. On February 16, 2023, the Sponsor entered into such promissory note in the amount of $1,500,000, of which $400,000 was extended to the Company.

Administrative Support Agreement

The Company entered into an agreement, commencing on November 19, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has paid an aggregate of $120,000 and $20,000, as of December 31, 2022 and December 31, 2021, respectively.

Note 6 —Investment Held in Trust Account

As of December 31, 2022, investment in the Company’s Trust Account consisted of $464 in Cash and Sweep Funds and $147,639,102 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on February 23, 2023. On February 23, subsequent to the Meeting, the Company purchased 44,526,000 units of U.S. Treasury Securities that mature on May 25, 2023, for a total of $44,006,010.

The Company classifies its United States Treasury securities as a trading security in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. The Company classifies its United States Treasury securities as trading securities in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2022, there were 0 shares of Class A common stock issued and outstanding, excluding 14,375,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021 there were 3,593,750 Class B common stock issued and outstanding.

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

On February 16, 2023, the Sponsor elected to convert 3,393,750 Class B common stock into Class A common stock, albeit without redemption rights.

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

Note 10 – Income Tax

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Organizational costs/Startup expenses	$328,378	$32,084
Unrealized gain	(132,872)	—
Federal Net Operating loss	—	3,904
Total deferred tax asset	195,506	35,988
Valuation allowance	(328,378)	(35,988)
Deferred tax asset (liability), net of allowance	$(132,872)	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$269,319	$—
Deferred	(159,518)	—

State
Current	147	—
Deferred	—	—
Change in valuation allowance	292,390	—
Income tax provision	$402,338	—

As of December 31, 2022, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income. The Company earned income from the Trust Account to offset its net operating loss from prior quarters.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a ($328,378) valuation allowance. For the period from January 1, 2022 through December 31, 2022, the change in valuation allowance was $292,390.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Net operating loss utilization	—%	—%
Change in warrant liability	(21.3)%	(23.9)%
Warrant issuance costs	—%	2.0%
Change in valuation allowance	5.94%	0.9%
Income tax provision	5.62%	—%

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of December 31, 2022 due to the short maturities of such instruments.

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,
	2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$464	$464	$—	$—
U.S. Treasury Securities held in Trust Account	147,639,102	147,639,102	—	—
	$147,639,566	$147,639,566	$—	$—

	December 31,
	2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$22	$22	$—	$—
U.S. Treasury Securities held in Trust Account	145,913,204	145,913,204	—	—
	$145,913,226	$145,913,226	$—	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,		December 31,		November 19,
	Level	2022	Level	2021	Level	2021
Liabilities:
Warrant Liability - Public Warrants	1	$71,875	1	$3,608,125	3	$5,751,494
Warrants Liability - Private Placement Warrants	3	90,306	3	3,820,854	3	6,194,622
Total Warrant Liability		$162,181		$7,428,979		$11,946,116

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as December 31, 2022 and December 31, 2021 is classified Level 3 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at the Subsequent Measurements:

Input	December 31, 2021	December 31, 2022
Risk-free interest rate	1.32%	4.72%
Expected term (years)	5.63	1.04
Expected volatility	9.3%	4.3%
Stock price	$9.88	$10.19

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be approximately $0.502 and $0.507 per warrant for aggregate values of approximately $3.6 million and $3.8 million, respectively.

As of December 31, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.02 and $0.02 per warrant for aggregate values of approximately $0.06 million and $0.08 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of November 19, 2021	$—	$—	$—
Initial measurement on November 19, 2021	6,194,622	5,751,494	11,946,116
Change in valuation inputs or other assumptions	(2,373,768)	(2,143,369)	(4,517,137)
Fair value as of December 31, 2021	$3,820,854	$3,608,125	$7,428,979
Change in valuation inputs or other assumptions	(3,730,854)	(3,536,250)	(7,266,798)
Fair value as of December 31, 2022	$90,306	$71,875	$162,181

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

Note 12 — Subsequent Events

Special Meeting of Stockholders and Related Events

On February 13, 2023, in connection with the Meeting, the holders of 10,125,252 public shares of common stock of the Company elected to redeem their shares for cash at a redemption price of approximately $10.27 per share, for an aggregate redemption amount of approximately $103.9 million.

At the meeting, the Company’s the date by which the Company has to consummate a business combination was extended for six months, from February 19, 2023 to August 19, 2023.

Following the Meeting and subsequent redemptions, the Company had 4,249,748 shares of Class A common stock subject to redemption outstanding, and the aggregate amount remaining in the Trust Account at the time was $43,662,709.

On February 14, 2023, the Company’s Sponsor, Seaport Global SPAC II, LLC, contributed to the Company for purposes of making a deposit into the Company’s trust account of an aggregate of 200,000 shares of Class B common stock for the benefit of the public shares that were not redeemed by the public shareholders in connection with the Meeting. Following the foregoing contribution, the Sponsor owned 3,393,750 shares of Class B common stock.

On February 16, 2023, the Sponsor converted 3,393,750 shares of Class B Common Stock into 3,393,750 shares of Class A Common Stock, which represents 44.4% of the outstanding shares of the Company’s Class A Common Stock.

Working Capital and Related Party Loans

On February 16, 2023, the Sponsor entered into a promissory note with us in the amount of $1,500,000, of which $400,000 was extended to the Company. The promissory note allows for repayment of amounts due under the note either through the conversion into warrants at $1.00 per warrant or for repayment in cash at the time of the closing of the Business Combination. As of December 31, 2022 and 2021, no such loans had been extended to the Company.

Purchase of Treasury Securities Subsequent to the Meeting

On February 23, subsequent to the Meeting, the Company purchased 44,526,000 of U.S. Treasury Securities that mature on May 25, 2023, for a total of $44,006,010.

Trust Account Withdrawal

On February 23, 2023, the Company withdrew $582,139 from the Trust Account to meet its income tax and Delaware franchise tax obligations.

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

4.5	Description of Registered Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on April 1, 2022).
10.1	Promissory Note dated June 21, 2021, issued to Seaport Global SPAC II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on November 1, 2021).
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

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 22, 2021).
10.8	Form of Voting and Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2023).
10.9	Promissory Note dated February 16, 2023, issued to Seaport Global SPAC II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2023).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herein
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 3, 2023	Seaport Global Acquisition II Corp.
	By:	/s/ Stephen C. Smith
	Name:	Stephen C. Smith
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Stephen C. Smith	Chief Executive Officer and Chairman of the Board	April 3, 2023
Stephen C. Smith	(Principal Executive Officer)

/s/ Jay Burnham	Chief Financial Officer and Director	April 3, 2023
Jay Burnham	(Principal Financial and Accounting Officer)

/s/ Shelley Greenhaus	Director	April 3, 2023
Shelley Greenhaus

/s/ Jeremy Hedberg	Director	April 3, 2023
Jeremy Hedberg

/s/ Charles Yamarone	Director	April 3, 2023
Charles Yamarone