Form 10-Q
period 2023-03-31
Seaport Global Acquisition II Corp.
filed 2023-05-15
CIK 1869824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 10, 2023, 7,843,498 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

SEAPORT GLOBAL ACQUISITION II CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets
Cash	$469,468	$292,717
Prepaid expenses	222,568	61,863
Income tax receivable	—	113,624
Total current assets	692,036	468,204
Cash and securities held in Trust Account	44,230,827	147,639,566
Total Assets	$44,922,863	$148,107,770

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,091,695	$827,669
Franchise tax payable	50,000	179,951
Convertible promissory note – related party	400,000	—
Excise tax payable	1,040,287	—
Total current liabilities	2,581,982	1,007,620
Income taxes payable	243,416	132,872
Deferred underwriting fee payable	5,031,250	5,031,250
Warrant liability	914,514	162,181
Total liabilities	8,771,162	6,333,923

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 4,249,748 shares and 14,375,000 shares issued and outstanding at redemption value at March 31, 2023 and December 31, 2022 respectively	43,717,152	147,011,758

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A non-redeemable common stock, $0.0001 par value; 100,000,000 shares authorized; 3,593,750 and none issued and outstanding at March 31, 2023 and December 31, 2022 respectively	359	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 3,593,750 issued and outstanding at March 31, 2023 and December 31, 2022 respectively	—	359
Additional paid-in capital	—	—
Accumulated deficit	(7,565,810)	(5,238,270)
Total stockholders’ deficit	(7,565,451)	(5,237,911)
Total Liabilities and Stockholders’ Deficit	$44,922,863	$148,107,770

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
General and administrative expense	$643,764	$408,195
Franchise tax expense	50,000	48,817
Loss from operations	(693,764)	(457,012)

Other income:
Gain on marketable securities held in Trust Account	1,117,147	78,245
Change in fair value of warrant liability	(752,333)	2,562,617
Total other income	364,814	2,640,862

Income (loss) before provision for income taxes	$(328,950)	$2,183,850

Provision for income taxes	224,168	—

Net income (loss)	$(553,118)	$2,183,850

Class A redeemable allocation of net income as adjusted	$(400,432)	$1,747,080
Class A redeemable weighted average shares outstanding, basic and diluted	9,424,877	14,375,000
Class A redeemable basic and diluted net income per share	$(0.04)	$0.12

Class A and Class B non-redeemable allocation of net income as adjusted	$(152,686)	$(436,770)
Class A and Class B non-redeemable weighted average shares outstanding, basic and diluted	3,593,750	3,593,750
Class A and Class B basic and diluted net income per non-redeemable common share	$(0.04)	$0.12

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class A
	common stock		common stock		Class B		Additional
	(subject to possible redemption)		(non-redeemable)		common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance December 31, 2021	14,375,000	$145,906,254	—	$—	3,593,750	$359	$—	$(10,894,548)	$(10,894,189)
Net income for the period	—	—	—	—	—	—	—	2,183,850	2,183,850
Balance March 31, 2022	14,375,000	145,906,254	—	$—	3,593,750	359	—	(8,710,698)	(8,710,339)
Balance December 31, 2022	14,375,000	$147,011,758	—	$—	3,593,750	$359	$—	$(5,238,270)	$(5,237,911)
Redemption of Class A ordinary shares	(10,125,252)	(104,028,741)	—	$—	—	$—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	734,135	—	—	—	$—	$—	(734,135)	(734,135)
Conversion of Class B common shares to Class A common shares	—	—	3,593,750	359	(3,593,750)	(359)	—	—	—
Excise tax on redeemed shares	—	—	—	—	—	—	—	(1,040,287)	$(1,040,287)
Net loss for the period	—	—	—	—	—	—	—	(553,118)	(553,118)
Balance March 31, 2023	4,249,748	$43,717,152	3,593,750	359	—	$—	$—	$(7,565,810)	$(7,565,451)

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENT OF CASH FLOW

(unaudited)

	For the three months
	ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income (loss)	$(553,118)	$2,183,850
Adjustments to reconcile net income (loss)to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,117,147)	(78,245)
Change in fair value of warrant liability	(752,333)	(2,562,617)
Changes in operating assets and liabilities:
Prepaid expenses	(160,705)	41,774
Accounts payable and accrued expenses	264,026	162,720
Franchise tax payable	(129,951)	23,256
Income tax payable	224,168	—
Net cash used in operating activities	$(720,394)	$(229,262)

Cash flows from investing activities:
Payment for extension into Trust Account	$(84,994)	$—
Proceeds from withdrawal of Trust Account	582,139	—
Cash withdrawn from Trust Account in connection with redemption	104,028,741	—
Net cash provided by investing activities	104,525,886	—

Cash flows from financing activities:
Proceeds from promissory note – related party	$400,000	$—
Redemption of ordinary shares	(104,028,741)	—
Net cash used in financing activities	$(103,628,741)	$—

Net change in cash	176,751	(229,262)
Cash, beginning of period	292,717	954,598
Cash, end of the period	$469,468	$725,336
Supplemental cash flow information:
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$5,031,250	$5,031,250
Remeasurement adjustment on redeemable common stock	$734,135	$—
Excise tax payable on redeemed shares	$1,040,287	$—

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period from January 1, 2023 through March 31, 2023 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and the Company’s search for a Target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company initially had until February 19, 2023 to complete a Business Combination (the “Combination Period”). On February 13, 2023, the Company held a special meeting of stockholders (the “Meeting”), during which the stockholders of the Company approved a proposal to extend the Combination Period to August 19, 2023 and allow holders of shares of Class B Common stock to convert such shares at anytime at the election of the holder.

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

In connection with the Meeting, the Company entered into Voting and Non-Redemption Agreements with certain stockholders of the Company holding an aggregate of 3,281,138 shares in exchange for their agreeing not to redeem shares of the Company’s common stock at the Meeting (collectively, the “Non-Redemption Agreements”). The Non-Redemption Agreements provide for the allocation of up to 820,284 shares of common stock of the Company held by the Sponsor.

After the Meeting, an amendment to the Company’s amended and restated certificate of incorporation was filed with the Secretary of State of Delaware (as amended, the “A&R COI”), extending the Combination Period to August 19, 2023 and allowing holders of shares of the Company’s Class B Common Stock to convert such shares into shares of Class A Common Stock on a one-for-one basis at the election of the holder. In connection with the vote to approve the Extension Proposals, the holders of 10,125,252 public shares of common stock of the Company properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.27 per share, for an aggregate redemption amount of approximately $104 million. (the “Extension Redemptions”)

On February 14, 2023, the Seaport Global SPAC II, LLC, the Company’s sponsor (“Sponsor”) contributed to the Company for purposes of making a deposit into the Company’s  trust account of an aggregate of 200,000 shares of Class B common stock (the “Trust Shares”) and $84,994.96 (or $0.02 per share of Class A Common Stock remaining after the Extension Redemptions (each a “Remaining Share”, and collectively, the “Remaining Shares”)) for the benefit of the public shares that were not redeemed by the public shareholders in connection with the Meeting. Following the foregoing contribution, the Sponsor owned 3,393,750 shares of Class B common stock. On February 16, 2023 the Sponsor converted the entirety of such shares into shares of Class A common stock, and including the additional 200,000 Class B Trust Shares which represent 46% of the outstanding shares of common stock of the Company. Effective on February 17, 2023, the Trust Shares were also converted to Class A Common Stock.

Following the Extension Redemptions, including the Class B common stock, the Company had 7,843,498 shares of common stock outstanding, and the aggregate amount remaining in the Trust Account at the time was $43,662,709.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had cash outside the Trust Account of $469,468 available for working capital needs and a working capital deficit of approximately ($0.8) million. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, pay the Company’s tax obligations, or to redeem common stock.

Through March 31, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units. In addition, on August 25, 2022 and November 25, 2022, the Company withdrew $40,747 and $374,062, respectively from the Trust Account to pay its income tax and Delaware franchise tax obligations.  On February 23, 2023, the Company withdrew $582,139 from the Trust Account to meet its income tax and Delaware franchise tax obligations.

As of March 31, 2023, $585,915 of the amount held in the Trust Account was available to be withdrawn as described above, and as of December 31, 2022, $1,733,316 of the amount in the Trust Account were available to be withdrawn as described above.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022. The Company had $469,468 of cash as of March 31, 2023 and $292,717 of cash as of December 31, 2022.

Cash and Securities held in Trust Account

At March 31, 2023, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the period from January 1, 2023 and March 31, 2023, the Company withdrew $582,139 interest income from the Trust Account to pay its tax obligations. As of December 31, 2022, the Trust Account held $147,639,102 in three-month U.S. Treasury Bills and $464 in cash.

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

As of March 31, 2023, the shares of Class A Common Stock, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds of initial public offering	$139,711,628
Less:
Proceeds allocated to public warrants	(5,751,494)
Offering costs allocated to Class A Common Stock subject to possible redemption	(8,174,948)
Plus:
Re-measurement on Class A Common Stock subject to possible redemption	20,121,068
Class A Common Stock subject to possible redemption, December 31, 2021	$145,906,254
Remeasurement of Class A Common Stock to redemption value	1,105,504
Shares of Class A Common Stock subject to possible redemption at December 31, 2022	$147,011,758
Redemption of Class A ordinary shares	(104,028,741)
Remeasurement of Class A ordinary shares to redemption value	734,135
Class A ordinary shares subject to possible redemption value at March 31, 2023	$43,717,152

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

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 7,531,250 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Below is a reconciliation of net income per common share:

	For the	For the
	Three months	three months
	ended	Ended
	March 31,	March 31,
	2023	2022
Class A common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Net income (loss)	$(553,118)	$2,183,850
Net income attributable to Class A common stock subject to possible redemption	(400,432)	1,747,080
Denominator: Weighted average redeemable Class A common stock
Weighted average shares outstanding, basic and diluted redeemable Class A common stock	9,424,877	14,375,000
Basic and diluted net income per share, redeemable Class A common share	$(0.04)	$0.12

Non-Redeemable Class B Common Stock
Numerator: Net Income attributable to non-redeemable Class A and Class B common stock
Net income (loss)	$(553,118)	$2,183,850
Net Income attributable to non-redeemable Class A and Class B common stock	$(152,686)	$436,770
Denominator: Weighted average non-redeemable Class A and Class B common stock
Weighted average shares outstanding, basic and diluted non-redeemable Class A and Class B common stock	3,593,750	3,593,750
Basic and diluted net income per non-redeemable Class A and Class B common share	$0.04	$0.12

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In February 2023, our Sponsor contributed the Trust Shares and $84,994 (or $0.02 per Remaining Share) to the Company’s trust account in connection with the Meeting. Also in February 2023, the Sponsor converted its remaining 3,393,750 founder shares to shares of Class A Common Stock, subject to the same restrictions as the founder shares. Effective February 17, 2023 the Trust Shares were also converted to Class A Common Stock.

Also in February 2023, the Company entered into Non-Redemption Agreements with certain stockholders of the Company holding an aggregate of 3,281,138 shares in exchange for their agreeing not to redeem shares of the Company’s common stock at the Meeting. The Non-Redemption Agreements provide for the allocation of up to 820,284 shares of common stock of the Company held by the Sponsor.

Promissory Note and Advances — Related Party

On June 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of June 21, 2022 or the completion of the Initial Public Offering. The outstanding balance under the Note was repaid on November 19, 2021. At March 31, 2023 and March 31, 2022 there were no borrowings outstanding under the Note.

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

On February 16, 2023, the Sponsor issued a Working Capital Loan to the Company in the form of an unsecured promissory note (the “Sponsor Convertible Note”). Pursuant to the Sponsor Convertible Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the Sponsor Convertible Note will not bear interest. The Note will mature on the earlier to occur of (i) August 19, 2023, or (ii) the consummation of the Business Combination. Up to $1,500,000 of such Sponsor Convertible Note may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the Sponsor. The Sponsor Convertible Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the Sponsor Convertible Note and certain bankruptcy events. The Company drew $400,000 on February 16, 2023, which was outstanding as of March 31, 2023.

The conversion option included in the Note is considered an embedded derivative and is remeasured at the end of each reporting period when amounts drawn will be outstanding. The value of the conversion option is de minimis as of March 31, 2023.

Administrative Support Agreement

The Company entered into an agreement, commencing on November 19, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has paid an aggregate of $30,000 and $30,000, as of March 31, 2023 and March 31, 2022, respectively.

Note 6 —Investment Held in Trust Account

As of March 31, 2023, investment in the Company’s Trust Account consisted of $1,642 in Cash and Sweep Funds and $44,229,185 in U.S. Treasury Securities that mature on May 25, 2023.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and March 31, 2022, there were no shares of preferred stock issued or outstanding

Class A Common Stock (redeemable) — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023 and March 31, 2022, there were 0 shares of Class A common stock issued and outstanding, excluding 4,249,748 and 14,375,000 shares of Class A common stock subject to possible redemption as of March 31, 2023 and March 31, 2022, respectively.

Class A Common Stock (non-redeemable) — In connection with the Meeting, on February 16, 2023, the Sponsor converted 3,593,750 Class B common shares to shares of Class A Common Stock, subject to the same restrictions as the founder shares but non-redeemable. As of March 31, 2023, there were 3,593,750 shares of non-redeemable Class A Common Stock and as of March 31, 2022 there were no shares of non-redeemable Class A Common Stock.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2023 and March 31, 2022 there were 0 and 3,593,750 Class B common stock issued and outstanding, respectively.

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

Note 10 – Income Tax

As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (68.12)% for the three months ended March 31, 2023 and 0.00% for the three months ended March 31, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023, due to change in fair values of warrant liabilities and the trust account, and the valuation allowance on the deferred tax assets.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2023 due to the short maturities of such instruments.

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,
	2023	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$1,642	$1,642	$—	$—
U.S. Treasury Securities held in Trust Account	44,229,185	44,229,185	—	—
	$44,230,827	$44,230,827	$—	$—

	March 31,
	2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$624	$624	$—	$—
U.S. Treasury Securities held in Trust Account	145,990,847	145,990,847	—	—
	$145,991,471	$145,991,471	$—	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,		December 31,		November 19,
	Level	2023	Level	2022	Level	2021
Liabilities:
Warrant Liability - Public Warrants	1	$431,969	1	$71,875	3	$5,751,494
Warrants Liability - Private Placement Warrants	3	482,545	3	90,306	3	6,194,622
Total Warrant Liability		$914,514		$162,181		$11,946,116

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as March 31, 2023 and December 31, 2022 is classified Level 3 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at the Subsequent Measurements:

Input	December 31, 2022	March 31, 2023
Risk-free interest rate	4.72%	4.72%
Expected term (years)	1.04	0.86
Expected volatility	4.3%	8.1%
Stock price	$10.19	$10.20

As of December 31, 2022, the Public Warrants and Private Placement Warrants were determined to be approximately $0.02 and $0.02 per warrant for aggregate values of approximately $0.07 million and $0.09 million, respectively.

As of March 31, 2023, the Public Warrants and Private Placement Warrants were determined to be $0.06 and $0.06 per warrant for aggregate values of approximately $0.43 million and $0.48 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of November 19, 2021	$—	$—	$—
Initial measurement on November 19, 2021	6,194,622	5,751,494	11,946,116
Change in valuation inputs or other assumptions	(2,373,768)	(2,143,369)	(4,517,137)
Fair value as of December 31, 2021	$3,820,854	$3,608,125	$7,428,979
Change in valuation inputs or other assumptions	(1,319,898)	(1,242,719)	(2,562,617)
Fair value as of March 31, 2022	$2,500,956	$2,365,406	$4,866,362
Change in valuation inputs or other assumptions	(2,410,650)	(2,293,531)	(4,704,181)
Fair value as of December 31, 2022	$90,306	$71,875	$162,181
Change in valuation inputs or other assumptions	392,219	360,094	752,333
Fair value as of March 31, 2023	$482,545	$431,969	$914,514

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

At the Meeting, the date by which the Company has to consummate a business combination was extended for six months, from February 19, 2023 to August 19, 2023.

Following the Meeting and Extension Redemptions, the Company had 4,249,748 shares of Class A common stock subject to redemption outstanding, and the aggregate amount remaining in the Trust Account at the time was $43,662,709.

On February 14, 2023, the Sponsor, contributed to the Company for purposes of making a deposit into the Company’s trust account the Trust Shares and $84,994.96 (or $0.02 per Remaining Share) for the benefit of the public shares that were not redeemed by the public shareholders in connection with the Meeting. Following the foregoing contribution, the Sponsor owned 3,393,750 shares of Class B common stock. Effective on February 17, 2023, the Trust Shares were converted to Class A Common Stock as well.

On February 16, 2023, the Sponsor converted 3,393,750 shares of Class B Common Stock into 3,393,750 shares of Class A Common Stock, which, in addition to the Trust Shares, represents 46% of the outstanding shares of the Company’s Class A Common Stock. Effective on February 17, 2023, the Trust Shares were also converted to Class A Common Stock.

Our Amended and Restated Certificate of Incorporation provides that we will have until August 19, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by August 19, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination before August 19, 2023.

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

For the period from December 31, 2022 through March 31, 2023, we had net income of $(553,118), which consisted of $1,117,147 in investment income and $(752,333) change in fair value of the warrants, offset by $643,764 in general and administrative expenses, $50,000 in franchise tax obligations and $224,168 in income tax.

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $0.5 million in its operating bank accounts and a working capital deficit of approximately $(0.8) million. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

On February 16, 2023, the Sponsor entered into a promissory note in the amount of $1,500,000, of which $400,000 was extended to the Company, which was still outstanding as of March 31, 2023.

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

In February 2023, our Sponsor contributed the Trust Shares and $84,994 (or $0.02 per remaining share) to Company’s trust account in connection with the Meeting. Also in February 2023, the Sponsor converted its remaining 3,393,750 founder shares to shares of Class A Common Stock, subject to the same restrictions as the founder shares. Effective on February 17, 2023, the Trust Shares were converted to Class A Common Stock as well.

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

On February 16, 2023, the Sponsor issued a Sponsor Convertible Note in the amount of $1,500,000, pursuant to which the Company may request to borrow up to $1,500,000 from the Sponsor for translation costs reasonably related to the consummation of the Business Combination. Any advances under the Sponsor Convertible Note shall be made at the sole discretion of the Sponsor.  As of March 31, 2023, the outstanding balance on the Sponsor Convertible Note was $400,000.

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to our sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. We incurred approximately $30,000 for expenses in connection with such services for the period from December 31, 2022 through March 31, 2023, which is reflected in the accompanying statement of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Through March 31, 2023, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, and the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on June 21, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Material Weakness

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the fiscal quarter ended March 31, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to analyzing complex financial instruments, review of accruals, and review of the cash flow statement.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has determined that our internal control over financial reporting as of March 31, 2023, was not effective.

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

Item 9B.    Other Information

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement and Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Informatios

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Voting and Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2023).
10.2	Promissory Note dated February 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2023).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*	Filed herewith.
**	Furnished.

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

Dated May 15, 2023