Form 10-Q
period 2023-09-30
Seaport Global Acquisition II Corp.
filed 2023-11-13
CIK 1869824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of November 10, 2023, 6,982,479 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

SEAPORT GLOBAL ACQUISITION II CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets
Cash	$31,494	$292,717
Prepaid expenses	181,139	61,863
Income tax receivable	—	113,624
Total current assets	212,633	468,204
Cash and securities held in Trust Account	36,392,519	147,639,566
Total Assets	$36,605,152	$148,107,770

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,153,357	$827,669
Franchise tax payable	30,000	179,951
Convertible promissory note – related party	1,200,000	—
Excise tax payable	1,131,343	—
Current taxes payable	108,767	—
Total current liabilities	4,623,467	1,007,620
Income taxes payable	—	132,872
Deferred underwriting fee payable	5,031,250	5,031,250
Warrant liability	828,737	162,181
Forward purchase agreement liability	2,212,335	—
Total liabilities	12,695,789	6,333,923

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 3,388,729 shares and 14,375,000 shares issued and outstanding at redemption value at September 30, 2023 and December 31, 2022 respectively	36,313,752	147,011,758

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A non-redeemable common stock, $0.0001 par value; 100,000,000 shares authorized; 3,593,750 and none issued and outstanding at September 30, 2023 and December 31, 2022 respectively	359	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 3,593,750 issued and outstanding at September 30, 2023 and December 31, 2022 respectively	—	359
Additional paid-in capital	—	—
Accumulated deficit	(12,404,748)	(5,238,270)
Total stockholders’ deficit	(12,404,389)	(5,237,911)
Total Liabilities and Stockholders’ Deficit	$36,605,152	$148,107,770

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
General and administrative expense	$914,000	$337,271	$2,325,429	$1,631,493
Franchise tax expense	50,000	49,913	150,000	148,148
Loss from operations	(964,000)	(387,184)	(2,475,429)	(1,779,641)

Other income (loss):
Gain on marketable securities held in Trust Account	529,408	693,891	2,182,510	890,956
Change in fair value of warrant liability	461,605	1,636,842	(666,556)	5,093,141
Initial measurement of forward purchase agreement liability	—	—	(2,016,000)	—
Change in fair value of forward purchase agreement liability	(322,335)	—	(196,335)	—
Total other income, net	668,678	2,330,733	(696,381)	5,984,097

Income (loss) before provision for income taxes	$(295,322)	$1,943,549	$(3,171,810)	$4,204,456

Provision for income taxes	100,675	145,333	427,003	152,157

Net income (loss)	$(395,997)	$1,798,216	$(3,598,813)	$4,052,299

Class A redeemable allocation of net income as adjusted	(204,505)	1,438,573	$(2,213,599)	$3,421,839
Class A redeemable weighted average shares outstanding, basic and diluted	3,837,956	14,375,000	5,742,884	14,375,000
Class A redeemable basic and diluted net income per share	$(0.05)	$0.10	$(0.39)	$0.23

Class A non-redeemable allocation of net income as adjusted	$(191,492)	359,643	$(1,385,214)	$810,460
Class A non-redeemable weighted average shares outstanding, basic and diluted	3,593,750	3,593,750	3,593,750	3,593,750
Class A basic and diluted net income per non-redeemable common share	$(0.05)	0.10	$(0.39)	$0.23

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

	Class A		Class A
	common stock		common stock		Class B		Additional
	(subject to possible redemption)		(non-redeemable)		common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance December 31, 2021	14,375,000	$145,906,254	—	$—	3,593,750	$359	$—	$(10,894,548)	$(10,894,189)
Net income for the period	—	—	—	—	—	—	—	2,254,083	2,254,083
Balance June 30, 2022	14,375,000	$145,906,254	—	$—	3,593,750	$359	—	$(8,640,465)	$(8,640,106)
Remeasurement of Class A ordinary shares to redemption value	—	$586,204	—	—	—	—	—	$(586,204)	$(586,204)
Net income for the period	—	—	—	—	—	—	—	1,798,216	1,798,216
Balance September 30, 2022	14,375,000	$146,492,458	—	$—	3,593,750	$359	—	$(7,428,453)	$(7,428,094)

Balance December 31, 2022	14,375,000	$147,011,758	—	$—	3,593,750	$359	$—	$(5,238,270)	$(5,237,911)
Redemption of Class A ordinary shares	(10,125,252)	(104,028,741)	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	1,726,497	—	—	—	—	—	(1,726,497)	(1,726,497)
Conversion of Class B common shares to Class A common shares	—	—	3,593,750	359	(3,593,750)	(359)	—	—	—
Excise tax on redeemed shares	—	—	—	—	—	—	—	(1,040,287)	$(1,040,287)
Net loss for the period	—	—	—	—	—	—	—	(3,202,816)	(3,202,816)
Balance – June 30, 2023	4,249,748	$44,709,514	3,593,750	$359	—	$—	$—	$(11,207,870)	$(11,207,511)
Redemption	(861,019)	$(9,105,587)	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	709,825	—	—	—	—	—	(709,825)	(709,825)
Excise tax on redeemed shares	—	—	—	—	—	—	—	(91,056)	(91,056)
Net loss for the period	—	—	—	—	—	—	—	(395,997)	(395,997)
Balance September 30, 2023	3,388,729	$36,313,752	3,593,750	$359	—	$—	$—	$(12,404,748)	$(12,404,389)

The accompanying notes are an integral part of these condensed financial statements.

SEAPORT GLOBAL ACQUISITION II CORP.

CONDENSED STATEMENT OF CASH FLOW

(unaudited)

	For the nine months
	ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$(3,598,813)	$4,052,299
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,182,510)	(5,093,141)
Initial measurement of forward purchase agreement liability	2,016,000	—
Change in fair value of forward purchase agreement liability	196,335	—
Change in fair value of warrant liability	666,556	(890,956)
Changes in operating assets and liabilities:
Prepaid expenses	(119,276)	428,136
Accounts payable and accrued expenses	1,325,688	682,729
Franchise tax payable	(149,951)	107,348
Income tax payable	89,519	138,068
Net cash used in operating activities	$(1,756,452)	$(575,517)

Cash flows from investing activities:
Payment for extension into Trust Account	$(356,094)	$—
Proceeds from withdrawal of Trust Account	651,323	40,747
Cash withdrawn from Trust Account in connection with redemption	113,134,328	—
Net cash provided by investing activities	$113,429,557	$40,747

Cash flows from financing activities:
Proceeds from promissory note – related party	$1,200,000	$—
Redemption of ordinary shares	(113,134,328)	—
Net cash used in financing activities	$(111,934,328)	$—

Net change in cash	(261,223)	(534,770)
Cash, beginning of period	292,717	954,598
Cash, end of the period	$31,494	$419,828
Supplemental cash flow information:
Cash paid for income taxes	$337,426	$14,000

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$2,436,322	$586,204
Excise tax payable on redeemed shares	$1,131,343	$—
Forward purchase agreement liability	$2,212,335	$—

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period from January 1, 2023 through September 30, 2023, and the prior year comparable period, relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and the Company’s search for a Target for its Business Combination. On June 1, 2023, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Lithium Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and American Battery Materials, Inc. (OTC Pink: BLTH), a Delaware corporation (“ABM”). ABM is an exploration stage company focused on environmentally friendly direct lithium extraction and other minerals critical to the global energy transition.

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

In connection with the Meeting, the Company entered into Voting and Non-Redemption Agreements with certain stockholders of the Company holding an aggregate of 3,281,138 shares in exchange for their agreeing not to redeem shares of the Company’s common stock at the Meeting (collectively, the “Non-Redemption Agreements”). The Non-Redemption Agreements provide for the allocation of up to 820,284 shares of common stock of the Company held by the Sponsor. The stockholders party to the Non-Redemption Agreements only agreed to refrain from exercising redemption rights in connection with the Meeting and retain their redemption rights in connection with the approval of a Business Combination (or any future amendment to extend the period to complete a Business Combination).

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

In connection with the vote to approve the Second Extension, the holders of 861,019 public shares of common stock of the Company properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.58 per share, for an aggregate redemption amount of approximately $9.1 million (“Second Extension Redemptions”). Following the Second Extension Redemptions, the Company had 6,982,479 shares of common stock outstanding, and the aggregate amount remaining in the Trust Account at the time was approximately $35.8 million. In connection with the Second Extension, on August 16, 2023, we contributed an additional $135,549 of loan proceeds from our Sponsor to the Trust Account (“Extension Payment”), bringing the total in the Trust Account to approximately $36.0 million. Also on August 16, 2023, we amended our Trust Agreement with the Trustee. Since August 16, we have made two additional Extension Payments into the Trust Account. Pursuant to an amendment to the Merger Agreement, ABM was obligated to pay $0.015 per share of the Extension Payments in cash, or else it was obligated to contribute additional shares to our Sponsor at the closing. To date, ABM has not made any such payments in cash.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had cash outside the Trust Account of $31,494 available for working capital needs and a working capital deficit of approximately $(4.4) million. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, pay the Company’s tax obligations, or to redeem common stock.

Through September 30, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units. In addition, on August 25, 2022 and November 25, 2022, the Company withdrew $40,747 and $374,062, respectively from the Trust Account to pay its income tax and Delaware franchise tax obligations. On February 23, 2023 and on August 17, 2023, the Company withdrew $582,139 and $69,184, respectively from the Trust Account to meet its income tax and Delaware franchise tax obligations.

As of September 30, 2023, $284,388 of the amount held in the Trust Account was available to be withdrawn as described above, and as of December 31, 2022, $1,733,316 of the amount in the Trust Account were available to be withdrawn as described above.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any future periods.

In the opinion of the Company’s management, the accompanying condensed financial statements contain all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023, its results of operations for the three- and nine-months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. All such adjustments are of a normal and recurring nature.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 or December 31, 2022. The Company had $31,494 of cash as of September 30, 2023 and $292,717 of cash as of December 31, 2022.

Cash and Securities held in Trust Account

At September 30, 2023, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. As of September 30, 2023, the Trust Account held $36,391,529 in three-month U.S. Treasury Bills and $990 in cash. As of December 31, 2022, the Trust Account held $147,639,102 in three-month U.S. Treasury Bills and $464 in cash. During the period from January 1, 2023 and September 30, 2023, the Company withdrew $651,323 interest income from the Trust Account to pay its tax obligations and withdrew $40,747 during the period from January 1, 2022 to September 30, 2022. During the three months ended September 30, 2023, the Company withdrew $69,184 interest income from the Trust Account to pay its tax obligations and withdrew $40,747 during the comparable three month period in 2022.

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

The Forward Purchase Agreement entered into on May 31, 2023 (“FSPA” or the “Agreement”) resulted in Meteora holding a put option to sell up to a maximum of 4,200,000 of the Company’s shares. Pursuant to ASC 480, “Distinguishing Liabilities from Equity”, this instrument meets the definition of a liability and accordingly was recognized at fair value. The FSPA resulted in the initial recognition of a forward purchase agreement liability of approximately $2,016,000 and was expensed in our statement of operations. The fair value of this put option was $2,212,335 as of September 30, 2023 and zero at December 31, 2022, assuming the investor will purchase the maximum number of shares. Changes in the estimated fair value of the FSPA are recognized as a non-cash gain or loss on the statements of operations.

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

As of September, 2023, the shares of Class A Common Stock, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds of initial public offering	$139,711,628
Less:
Proceeds allocated to public warrants	(5,751,494)
Offering costs allocated to Class A Common Stock subject to possible redemption	(8,174,948)
Plus:
Re-measurement on Class A Common Stock subject to possible redemption	20,121,068
Class A Common Stock subject to possible redemption, December 31, 2021	$145,906,254
Remeasurement of Class A Common Stock to redemption value	1,105,504
Shares of Class A Common Stock subject to possible redemption at December 31, 2022	$147,011,758
Redemption of Class A ordinary shares	(113,134,328)
Remeasurement of Class A ordinary shares to redemption value	2,436,322
Class A ordinary shares subject to possible redemption value at September 30, 2023	$36,313,752

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

Net Income (loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 7,531,250 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Below is a reconciliation of net income (loss) per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Class A common stock subject to possible redemption
Numerator: Net income (loss) allocable to Class A common stock subject to possible redemption
Net income (loss)	$(395,997)	$1,798,216	$(3,598,813)	4,052,299
Net income (loss) attributable to Class A common stock subject to possible redemption	(204,505)	1,438,573	(2,213,599)	3,241,839
Denominator: Weighted average redeemable Class A common stock
Weighted average shares outstanding, basic and diluted redeemable Class A common stock	3,837,956	14,375,000	5,742,884	14,375,000
Basic and diluted net income (loss) per share, redeemable Class A common share	$(0.05)	$0.10	$(0.39)	$0.23

Non-Redeemable Class B Common Stock
Numerator: Net Income (loss) attributable to non-redeemable Class A common stock
Net income (loss)	$(395,997)	$1,798,216	$(3,598,813)	4,052,299
Net Income (loss) attributable to non-redeemable Class A common stock	$(191,492)	$359,643	$(1,385,214)	810,460
Denominator: Weighted average non-redeemable Class A common stock
Weighted average shares outstanding, basic and diluted non-redeemable Class A common stock	3,593,750	3,593,750	3,593,750	3,593,750
Basic and diluted net income (loss) per non-redeemable Class A common share	$(0.05)	$0.10	$(0.39)	0.23

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Also in February 2023, the Company entered into Non-Redemption Agreements with certain stockholders of the Company holding an aggregate of 3,281,138 shares in exchange for their agreeing not to redeem shares of the Company’s common stock at the Meeting. The Non-Redemption Agreements provide for the allocation of up to 820,284 shares of common stock of the Company held by the Sponsor. The stockholders party to the Non-Redemption Agreements only agreed to refrain from exercising redemption rights in connection with the Meeting and retain their redemption rights in connection with the approval of a Business Combination (or any future amendment to extend the period to complete a Business Combination).

In connection with the Second Meeting, our sponsor (or its affiliate) agreed to contribute $0.04 per redeemable share per month into the Trust Account as the Extension Payment. We (as an affiliate of our Sponsor) deposited the Extension Payment into the Trust Account, which was funded through the Working Capital Loan with our Sponsor.

Promissory Note and Advances — Related Party

On June 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of June 21, 2022 or the completion of the Initial Public Offering. The outstanding balance under the Note was repaid on November 19, 2021. At September 30, 2023 and September 30, 2022 there were no borrowings outstanding under the Note.

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

On February 16, 2023, the Sponsor issued a Working Capital Loan to the Company in the form of an unsecured promissory note (the “Sponsor Convertible Note”). Pursuant to the Sponsor Convertible Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the Sponsor Convertible Note will not bear interest. The Note will mature on the earlier to occur of (i) February 19, 2024, or (ii) the consummation of the Business Combination. Up to $1,500,000 of such Sponsor Convertible Note may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the Sponsor. The Sponsor Convertible Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the Sponsor Convertible Note and certain bankruptcy events. As of September 30, 2023, the Working Capital Loan had a balance of $1,200,000.

The conversion option included in the Note is considered an embedded derivative and is remeasured at the end of each reporting period when amounts drawn will be outstanding. The value of the conversion option is de minimis as of September 30, 2023.

Administrative Support Agreement

The Company entered into an agreement, commencing on November 19, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has paid an aggregate of $90,000 and $90,000, as of September 30, 2023 and September 30, 2022, respectively.

Note 6 —Investment Held in Trust Account

As of September 30, 2023, investment in the Company’s Trust Account consisted of $990 in Cash and Sweep Funds and $36,391,529 in U.S. Treasury Securities that mature on November 16, 2023.

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

The FSPA expires at the third anniversary of the closing of the Transactions, subject to acceleration at the Seller’s option upon the volume weighted average price per share being at or below $5.00 per share for any 20 trading days during a 30 consecutive trading day-period and upon any delisting of SGII common stock.

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

The Forward Purchase Agreement entered into on May 31, 2023 (“FSPA” or the “Agreement”) resulted in the investor holding a put option on the Company’s shares to sell such shares pursuant to the Agreement, up to the maximum of 4,200,000 shares. Pursuant to ASC 480, “Distinguishing Liabilities from Equity”, this instrument meets the definition of a liability and accordingly was recognized at fair value. The fair value of this put option was $2,212,335 as of September 30, 2023, assuming Meteora will purchase the maximum number of shares. The FSPA resulted in the initial recognition of a FSPA derivative liability of approximately $2,016,000 and was expensed in our statement of operations. Changes in the estimated fair value of the FSPA are recognized as a non-cash gain or loss on the statements of operations.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding

Class A Common Stock (redeemable) — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 0 shares of Class A common stock issued and outstanding, excluding 3,388,729 and 14,375,000 shares of Class A common stock subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively.

Class A Common Stock (non-redeemable) — In connection with the Meeting, on February 16, 2023, the Sponsor converted 3,593,750 Class B common shares to shares of Class A Common Stock, subject to the same restrictions as the founder shares but non-redeemable. As of September 30, 2023, there were 3,593,750 shares of non-redeemable Class A Common Stock and as of December 31, 2022 there were no shares of non-redeemable Class A Common Stock.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022 there were 0 and 3,593,750 Class B common stock issued and outstanding, respectively.

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

Note 10 – Income Tax

As of September 30, 2023, and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (34.09%) and (13.46%) for the three and nine months ended September 30, 2023, respectively, and 7.47% and 3.62% for the three and nine months ended September 30, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023, due to changes in fair of warrant liabilities, fair value of forward purchase agreement liabilities, merger expenses and the valuation allowance on the deferred tax assets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2023 due to the short maturities of such instruments.

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,
	2023	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$990	$990	$—	$—
U.S. Treasury Securities held in Trust Account	36,391,529	36,391,529	—	—
	$36,392,519	$36,392,519	$—	$—

	September 30,
	2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$923	$923	$—	$—
U.S. Treasury Securities held in Trust Account	146,762,512	146,762,512	—	—
	$146,763,435	$146,763,435	$—	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,		December 31,		November 19,
	Level	2023	Level	2022	Level	2021
Liabilities:
Warrant Liability - Public Warrants	1	$395,313	1	$71,875	3	$5,751,494
Warrants Liability - Private Placement Warrants	3	433,424	3	90,306	3	6,194,622
Forward purchase agreement liability	3	2,212,335		—		—
Total Derivative Liabilities		$3,041,072		$162,181		$11,946,116

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

Warrant Liability - Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as September 30, 2023 and December 31, 2022 is classified Level 3 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at the Subsequent Measurements:

Input	December 31, 2022	September 30, 2023
Risk-free interest rate	4.72%	5.47%
Expected term (years)	1.04	0.95
Expected volatility	4.3%	3.2%
Stock price	$10.19	$10.71

As of December 31, 2022, the Public Warrants and Private Placement Warrants were determined to be approximately $0.02 and $0.02 per warrant for aggregate values of approximately $0.07 million and $0.09 million, respectively.

As of September 30, 2023, the Public Warrants and Private Placement Warrants were determined to be $0.06 and $0.06 per warrant for aggregate values of approximately $0.39 million and $0.43 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of November 19, 2021	$—	$—	$—
Initial measurement on November 19, 2021	6,194,622	5,751,494	11,946,116
Change in valuation inputs or other assumptions	(2,373,768)	(2,143,369)	(4,517,137)
Fair value as of December 31, 2021	$3,820,854	$3,608,125	$7,428,979
Change in valuation inputs or other assumptions	(1,319,898)	(1,242,719)	(2,562,617)
Fair value as of March 31, 2022	$2,500,956	$2,365,406	$4,866,362
Change in valuation inputs or other assumptions	(2,410,650)	(2,293,531)	(4,704,181)
Fair value as of December 31, 2022	$90,306	$71,875	$162,181
Change in valuation inputs or other assumptions	392,240	360,093	752,333
Fair value as of March 31, 2023	$482,546	$431,968	$914,514
Change in valuation inputs or other assumptions	196,858	178,970	375,828
Fair value as of June 30, 2023	$679,404	$610,938	$1,290,342
Change in valuation inputs or other assumptions	(245,980)	(215,625)	(461,605)
Fair value as of September 30, 2023	$433,424	$395,313	$828,737

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

Forward Purchase Agreement Liabilities

The Company utilizes a Monte Carlo simulation model to value the forward purchase agreement at initiation and at the reporting period, with changes in fair value recognized in the statement of operations. Inherent in the model are assumptions related to share price on valuation date, volatilities, expected life, risk-free rate and probability of business combination. The Company estimates the pre-business combination volatility based on the low historical volatilities exhibited by the Company and SPACs-based and the post-merger volatility is estimated based on the median historical and implied volatilities exhibited by companies operating in the industry of the Company’s expected target. The risk-free interest rate is based on the 3-year and 5-year U.S. Treasury note which is similar to the expected remaining life of the forward purchase agreement. The expected life of the forward purchase agreement is assumed to be equivalent to their remaining contractual term.

In order to calculate the fair value of the forward purchase agreement liabilities, the Company utilized the following key inputs:

	May 31, 2023
	(Initial measurement)	September 30, 2023
Risk-free interest rate	3.95%	4.0%
Expected term (years)	3.5	3.25
Stock price	10.35	10.71
Volatility – pre-business combination	2.6%	2.4%
Volatility – post-business combination	62.9%	66.3%

The following table presents the changes in the fair value of the forward purchase agreement liability measured on a recurring basis during the three and nine months ended September 30, 2023:

Forward Purchase Agreement
Fair value on May 31, 2023 (initial measurement)	$2,016,000
Change in fair value of forward purchase agreement liabilities	(126,000)
Fair value as of June 30, 2023	1,890,000
Change in fair value of forward purchase agreement liabilities	322,335
Fair value as of September 30, 2023	2,212,335

The changes in the fair value of the forward purchase agreement liabilities for the three and nine months ended September 30, 2023 are $322,335 and $(196,335), respectively. There were no forward purchase agreement liabilities in 2022.

There were no transfers between fair value levels during the three and nine months ended September 30, 2023 and 2022.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Current Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements contained herein.

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

On July 26, 2023, we filed a definitive proxy statement to seek approval to amend the Company’s Amended and Restated Statement of Incorporation to extend the date by which we have to consummate a business combination (the “Combination Period”) from August 19, 2023 to up to February 19, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis up to six times, or such earlier date as determined by the Board. In connection with the vote to approve this Second Extension, the holders of 861,019 public shares of common stock of the Company properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.58 per share, for an aggregate redemption amount of approximately $9.1 million (“Second Extension Redemptions”). Following the Second Extension Redemptions, the Company had 6,982,479 shares of common stock outstanding, and the aggregate amount remaining in the Trust Account at the time was approximately $35.8 million. In connection with the Second Extension, on August 16, 2023, we contributed an additional $135,549 pursuant to a loan from our Sponsor to the Trust Account (“Extension Payment”), bringing the total in the Trust Account to approximately $36.0 million. Also on August 16, 2023, we amended our Trust Agreement with the Trustee. Since August 16, we have made two additional Extension Payments into the Trust Account. Pursuant to an amendment to the Merger Agreement, ABM was obligated to pay $0.015 per share of the Extension Payments in cash, or else it was obligated to contribute additional shares to our Sponsor at the closing. To date, ABM has not made any such payments in cash.

Our Amended and Restated Certificate of Incorporation provides that we will have until February 19, 2024 to complete our initial business combination. If we are unable to complete our initial business combination by February 19, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination before February 19, 2024.

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

During the three months ended September 30, 2023, we had net income (loss) of $(395,997), which consisted of $529,408 in investment income (loss) and $461,605 of change in fair value of the warrant liability, offset by a $322,335 change forward purchase agreement liability, $914,000 in general and administrative expenses, $50,000 in franchise tax obligations and $100,675 in income tax.

During the nine months ended September 30, 2023, we had net income (loss) of $(3,598,813), which consisted of $2,182,510 in investment income offset by $(666,656) of change in the fair value of the warrant liability, $2,325,429 in general and administrative expenses, $150,000 in franchise tax obligations and $427,003 in income tax.  Additionally, the Company incurred an expense of $(2,212,335) for the change in value of the forward purchase agreement liability, which consisted of an initial measurement of $(2,016,000) and a decrease in fair value of $(196,335).

Liquidity and Capital Resources

As of September 30, 2023, the Company had approximately $0.03 million in its operating bank accounts and a working capital deficit of approximately $(4.4) million. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

On February 16, 2023, the Sponsor entered into a promissory note in the amount of $1,500,000. As of September 30, 2023, $1,200,000 was outstanding on the promissory note.

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

On February 16, 2023, the Sponsor issued a Sponsor Convertible Note in the amount of $1,500,000, pursuant to which the Company may request to borrow up to $1,500,000 from the Sponsor for translation costs reasonably related to the consummation of the Business Combination. Any advances under the Sponsor Convertible Note shall be made at the sole discretion of the Sponsor. As of September 30, 2023, the outstanding balance on the Sponsor Convertible Note was $1,200,000.

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to our sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. We incurred approximately $90,000 for expenses in connection with such services for the period from December 31, 2022 through September 30, 2023, which is reflected in the accompanying statement of operations.

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

The Forward Purchase Agreement entered into on May 31, 2023 (“FSPA” or the “Agreement”) resulted in Meteora holding a put option to sell up to a maximum of 4,200,000 of the Company’s shares. Pursuant to ASC 480, “Distinguishing Liabilities from Equity”, this instrument meets the definition of a liability and accordingly was recognized at fair value. The FSPA resulted in the initial recognition of a forward purchase agreement liability of approximately $2,016,000 and was expensed in our statement of operations. The fair value of this put option was $2,212,335 as of September 30, 2023 and zero at December 31, 2022, assuming the investor will purchase the maximum number of shares. Changes in the estimated fair value of the FSPA are recognized as a non-cash gain or loss on the statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through September 30, 2023, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, and the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on June 21, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Material Weakness

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to analyzing complex financial instruments, review of accruals, and review of the cash flow statement.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has determined that our internal control over financial reporting as of September 30, 2023, was not effective.

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

Dated November 13, 2023